Form 10QSB
period 2002-05-31
AUTOLINE GROUP INC
filed 2002-06-27
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    000-49817

                            The Autoline Group, Inc.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     87-0671592
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                            5442 South 900 East #125
                            Salt Lake City, UT 84117
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (310) 795-0252

          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes         No    X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 June 10, 2002

                                    2,556,500

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements have been reviewed and are on file with the Company's Auditor.


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                               As of May 31, 2002
                              and November 30, 2001

                                                       5/31/02       11/30/01
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,851  $       90
      Inventory                                           38,333      20,705

                                                      -----------    --------
         Total Assets                                 $   40,184  $   20,795
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $      100  $      100
      Sales Tax Payable                                    1,011           0
      Income Taxes Payable                                     0           0
                                                      -----------    --------
         Total Current Liabilities                         1,111         100

      Payable to shareholder                              20,703      10,203

                                                      -----------    --------
         Total Liabilities                            $   21,814    $ 10,303
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,500,000 shares issued
         and outstanding, respectively
                                                           2,557       2,500
      Paid-in Capital                                     26,243      15,000
      Accumulated Deficit                                (10,430)     (7,008)
                                                      -----------    --------
         Total Stockholders' Equity                       18,370      10,492
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   40,184  $   20,795
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
             For the Three and Six Month Periods Ended May 31, 2002
             and for the period from inception through May 31, 2002
                                                                                  For the
                                                                                 Period from
                                                     For the          For the     Inception
                                                  Three Months       Six Months   [6/27/01]
                                                      Ended            Ended       through
                                                     5/31/02          5/31/02      5/31/02
                                                ---------------     ------------ -----------


Revenues                                         $         37,700    $     53,865 $    53,865
Cost of Sales                                              38,105          53,973      53,973
                                                   ---------------   ------------ -----------
  Gross Margin                                               (405)           (108)       (108)

General and Administrative Expenses                         1,646           2,814       9,519
                                                   ---------------   ------------ -----------
Net Loss from Operations                                   (2,051)         (2,922)     (9,627)
                                                   ---------------   ------------ -----------


Interest Expense                                 $            250    $        500 $       703
                                                   ---------------   ------------ -----------



       Net Loss Before Income Taxes                        (2,301)         (3,422)    (10,330)

Provision for Income Taxes                                      0               0         100
                                                   ---------------   ------------ -----------
Net Loss                                         $         (2,301)         (3,422)    (10,430)
                                                   ===============   ============ ===========

Loss Per Share                                   $           (.01)   $       (.01)$      (.01)
                                                   ===============    ============ ===========

Weighted Average Shares Outstanding                     2,556,500       2,542,375   2,414,342
                                                   ===============    ============ ===========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
             For the Three and Six Month Periods Ended May 31, 2002
             and for the period from inception through May 31, 200


                                                                                               For the
                                                                                              Period from
                                                                For the          For the      Inception
                                                             Three Month        Six Month     [06/27/01]
                                                            Period Ending     Period Ending    through
                                                              05/31/02          05/31/02       05/31/02
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------   -----------
---------------------------------
Net Loss                                                 $          (2,301)     $   (3,422)      (10,430)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in inventory                               (17,628)        (17,628)      (38,333)
    Increase/(Decrease) in income taxes payable                          0               0             0
    Increase/(Decrease) in amount due to shareholder                   250             500           703
    Increase/(Decrease) in sales tax payable                             0           1,011         1,011
    Decrease/(Increase) in accrued liabilities                           0               0           100
                                                              --------------    ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities    (19,679)        (19,539)      (46,949)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0             0
                                                              --------------    ----------   -----------
              Net Cash Used by Investing Activities                      0               0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0          11,300        28,800
    Loan from a shareholder                                         10,000          10,000        20,000
                                                              --------------    ----------   -----------
              Net Cash Provided by Financing Activities                  0          21,300        48,800

                Net Increase(decrease) in Cash                      (9,679)          1,761         1,851

Beginning Cash Balance                                              11,530              90             0
                                                              --------------    ----------   -----------

Ending Cash Balance                                      $           1,851      $    1,851    $    1,851
                                                              ==============    ==========   ===========


                            The Autoline Group, Inc.
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of The Autoline Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations
     -------------------

     The Company is a development stage company. Management believes that through the wholesale and retail channels the Company will be able to generate profits by buying and selling automobiles. The Company will concentrate on marketing late model cars, sport utility vehicles and trucks. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other automobile dealers and/or wholesalers in exchange for the issuance of shares of its common stock. As of the date of this filing, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended May 31, 2002, resulted in $37,700 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $40,001, resulting a net loss of ($2,301).

     Liquidity
     ----------

     At May 31, 2002, the Company had total current assets of $40,184 and total liabilities of $21,814. Management believes that its cash on hand of $1,851 will be sufficient to allow it to continue its operations for the next twelve months.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 06/16/02              /S/JAMES DOOLIN
                            James Doolin, President and Director