Form 10QSB/A
period 2002-05-31
AUTOLINE GROUP INC
filed 2002-09-10
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A


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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                               As of May 31, 2002
                              and November 30, 2001

                                                       5/31/02       11/30/01
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    1,851  $       90
      Inventory                                           38,333      20,705

                                                      -----------    --------
         Total Assets                                 $   40,184  $   20,795
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $    4,600  $    1,600
      Sales Tax Payable                                    1,011           0
      Income Taxes Payable                                     0           0
                                                      -----------    --------
         Total Current Liabilities                         5,611       1,600

      Payable to shareholder                              20,703      10,203

                                                      -----------    --------
         Total Liabilities                            $   26,314    $ 11,803
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,500,000 shares issued
         and outstanding, respectively
                                                           2,557       2,500
      Paid-in Capital                                     26,243      15,000
      Accumulated Deficit                                (14,930)     (8,508)
                                                      -----------    --------
         Total Stockholders' Equity                       13,870       8,992
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   40,184  $   20,795
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
             For the Three and Six Month Periods Ended May 31, 2002
             and for the period from inception through May 31, 2002
                                                                                  For the
                                                                                 Period from
                                                     For the          For the     Inception
                                                  Three Months       Six Months   [6/27/01]
                                                      Ended            Ended       through
                                                     5/31/02          5/31/02      5/31/02
                                                ---------------     ------------ -----------


Revenues                                         $         37,700    $     53,865 $    53,865
Cost of Sales                                              38,105          53,973      53,973
                                                   ---------------   ------------ -----------
  Gross Margin                                               (405)           (108)       (108)

General and Administrative Expenses                         3,146           5,814      14,019
                                                   ---------------   ------------ -----------
Net Loss from Operations                                   (3,551)         (5,922)    (14,127)
                                                   ---------------   ------------ -----------


Interest Expense                                 $            250    $        500 $       703
                                                   ---------------   ------------ -----------



       Net Loss Before Income Taxes                        (3,801)         (6,422)    (14,830)

Provision for Income Taxes                                      0               0         100
                                                   ---------------   ------------ -----------
Net Loss                                         $         (3,801)         (6,422)    (14,930)
                                                   ===============   ============ ===========

Loss Per Share                                   $           (.01)   $       (.01)$      (.01)
                                                   ===============    ============ ===========

Weighted Average Shares Outstanding                     2,556,500       2,542,375   2,414,342
                                                   ===============    ============ ===========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
             For the Three and Six Month Periods Ended May 31, 2002
             and for the period from inception through May 31, 200


                                                                                               For the
                                                                                              Period from
                                                                For the          For the      Inception
                                                             Three Month        Six Month     [06/27/01]
                                                            Period Ending     Period Ending    through
                                                              05/31/02          05/31/02       05/31/02
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------   -----------
---------------------------------
Net Loss                                                 $          (3,801)     $   (6,422)      (14,930)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Increase/(Decrease) in inventory                               (17,628)        (17,628)      (38,333)
    Increase/(Decrease) in income taxes payable                          0               0             0
    Increase/(Decrease) in amount due to shareholder                   250             500           703
    Increase/(Decrease) in sales tax payable                             0           1,011         1,011
    Decrease/(Increase) in accrued liabilities                       1,500           3,000         4,600
                                                              --------------    ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities    (19,679)        (19,539)      (46,949)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0             0
                                                              --------------    ----------   -----------
              Net Cash Used by Investing Activities                      0               0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0          11,300        28,800
    Loan from a shareholder                                         10,000          10,000        20,000
                                                              --------------    ----------   -----------
              Net Cash Provided by Financing Activities                  0          21,300        48,800

                Net Increase(decrease) in Cash                      (9,679)          1,761         1,851

Beginning Cash Balance                                              11,530              90             0
                                                              --------------    ----------   -----------

Ending Cash Balance                                      $           1,851      $    1,851    $    1,851
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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended May 31, 2002, resulted in $37,700 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $41,251, resulting a net loss of ($3,801).

     Liquidity
     ----------

     At May 31, 2002, the Company had total current assets of $40,184 and total liabilities of $26,314. Management believes that its cash on hand of $1,851 will be sufficient to allow it to continue its operations for the next twelve months.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB/A for the quarter ended May 31 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 09/09/02              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 09/09/02              /S/JAMES DOOLIN
                            James Doolin, President and Director