Form 10QSB
period 2002-08-31
AUTOLINE GROUP INC
filed 2002-09-10
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2002

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

(1)  Yes  X    No              (2)  Yes  X      No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                September 9, 2002

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                              As of August 31, 2002
                              and November 30, 2001

                                                       8/31/02       11/30/01
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   14,283  $       90
      Inventory                                           24,904      20,705

                                                      -----------    --------
         Total Assets                                 $   39,187  $   20,795
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $    6,100  $    1,600
      Sales Tax Payable                                    2,662           0
      Income Taxes Payable                                     0           0
                                                      -----------    --------
         Total Current Liabilities                         8,762       1,600

      Payable to shareholder                              21,202      10,203

                                                      -----------    --------
         Total Liabilities                            $   29,964    $ 11,803
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,500,000 shares issued
         and outstanding, respectively
                                                           2,557       2,500
      Paid-in Capital                                     26,243      15,000
      Accumulated Deficit                                (19,577)     (8,508)
                                                      -----------    --------
         Total Stockholders' Equity                        9,223       8,992
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   39,187  $   20,795
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
           For the Three and Nine Month Periods Ended August 31, 2002
            and for the period from inception through August 31, 2002
                                                                                   For the
                                                                                 Period from
                                                     For the          For the     Inception
                                                  Three Months       Nine Months   [6/27/01]
                                                      Ended            Ended       through
                                                     8/31/02          8/31/02      8/31/02
                                                ---------------     ------------ -----------


Revenues                                         $         40,367    $     94,232 $    94,232
Cost of Sales                                              38,325          92,298      92,298
                                                   ---------------   ------------ -----------
  Gross Margin                                              2,042           1,934       1,934

General and Administrative Expenses                         6,189          12,003      20,208
                                                   ---------------   ------------ -----------
Net Loss from Operations                                   (4,147)        (10,069)    (18,274)
                                                   ---------------   ------------ -----------


Interest Expense                                 $            500    $      1,000 $     1,203
                                                   ---------------   ------------ -----------



       Net Loss Before Income Taxes                        (4,647)        (11,069)    (19,477)

Provision for Income Taxes                                      0               0         100
                                                   ---------------   ------------ -----------
Net Loss                                         $         (4,647)        (11,069)    (19,577)
                                                   ===============   ============ ===========

Loss Per Share                                   $           (.01)   $       (.01)$      (.01)
                                                   ===============    ============ ===========

Weighted Average Shares Outstanding                     2,556,500       2,547,083   2,449,882
                                                   ===============    ============ ===========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
           For the Three and Nine Month Periods Ended August 31, 2002
            and for the period from inception through August 31, 2002


                                                                                               For the
                                                                                              Period from
                                                                For the          For the      Inception
                                                             Three Month       Nine Month     [06/27/01]
                                                            Period Ending     Period Ending    through
                                                              08/31/02          08/31/02       08/31/02
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------   -----------
---------------------------------
Net Loss                                                 $          (4,647)     $ (11,069)      (19,577)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                                13,429          (4,199)      (24,904)
    Increase/(Decrease) in income taxes payable                          0               0             0
    Increase/(Decrease) in amount due to shareholder                   500           1,000         1,203
    Increase/(Decrease) in sales tax payable                         1,650           2,661         2,661
    Decrease/(Increase) in accrued liabilities                       1,500           4,500         6,100
                                                              --------------    ----------   -----------
       Net Cash Provided by/(Used for) in Operating  Activities     12,432          (7,107)      (34,517)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0             0
                                                              --------------    ----------   -----------
              Net Cash Used by Investing Activities                      0               0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0          11,300        28,800
    Loan from a shareholder                                              0          10,000        20,000
                                                              --------------    ----------   -----------
              Net Cash Provided by Financing Activities                  0          21,300        48,800

                Net Increase(decrease) in Cash                      12,432          14,193        14,283

Beginning Cash Balance                                               1,851              90             0
                                                              --------------    ----------   -----------

Ending Cash Balance                                      $          14,283      $   14,283    $   14,283
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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended August 31, 2002, resulted in $40,367 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $45,014, resulting a net loss of $4,647.

     Liquidity
     ----------

     At August 31, 2002, the Company had total current assets of $39,187 and total liabilities of $29,964. Management believes that its cash on hand of $1,851 will be sufficient to allow it to continue its operations for the next twelve months.


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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


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