Form 10QSB/A
period 2002-05-31
AUTOLINE GROUP INC
filed 2002-11-19
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A2


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($3,551) for the three months ended May 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include development and marketing of its dealership operations or finding other well-capitalized merger candidates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's officers of $500 per month is recorded as an accrued liability on the Company's balance sheet, and is part of the general and administrative expenses on the Company's income statement.

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

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended November 30, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. As of the date of this report the Company still can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     The Company incurs expense for the Company's officers of $500 per month. This expense is recorded as a general and administrative expense on the Company's income statement and as an accrued liability on the Company's balance sheet.

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


Date: 11/18/02              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 11/18/02              /S/JAMES DOOLIN
                            James Doolin, President and Director