Form 10QSB/A
period 2002-08-31
AUTOLINE GROUP INC
filed 2002-11-19
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSBA


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($4,147) for the three months ended August 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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