Form 10QSB/A
period 2002-05-31
AUTOLINE GROUP INC
filed 2002-12-09
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A3


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


Date: 12/05/02              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

                                  CERTIFICATION

I, James Doolin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Autoline Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: 12/05/02              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                                          Chief Financial Officer



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 12/05/02              /S/JAMES DOOLIN
                            James Doolin, President and Director