Form 10QSB/A
period 2002-08-31
AUTOLINE GROUP INC
filed 2002-12-23
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSBA3


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

Item 3.Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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


Date: 12/22/02              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  12/22/02                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 12/22/02              /S/JAMES DOOLIN
                            James Doolin, President and Director