Form 10KSB
period 2002-11-30
AUTOLINE GROUP INC
filed 2003-02-27
CIK 1145328

1                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended November 30, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                     0-49817

                           The Autoline Group, Inc.
                           ------------------------
       (Name of Small Business Issuer as specified in its charter)

        UTAH                                        87-0671592
        ----                                        -----------
(State or other jurisdiction of                  (Employer I.D. No.)
       organization)

                            5442 South 900 East #125
                            Salt Lake City, UT 84117
                                -----------------
                     (Address of Principal Executive Office)

 Issuer's Telephone Number, including Area Code:  (310) 795-0252


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  November 30, 2002
- $186,245.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 31, 2002 - $1,056.50. There are approximately 1,056,500 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock since its inception, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 1, 2003
                                    2,556,500


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

     The Autoline Group, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on June 27, 2001.

          General History
          ---------------

     Prior to the Company's organization, it sold 1,500,000 "unregistered" and "restricted" shares of common stock at $0.005 per share, with the Company having received gross proceeds of $7,500.

     Following the Company's organization, it conducted an offering of 1,000,000 shares of common stock at a price of $0.01 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed July 18, 2001, with the Company having received gross proceeds of $10,000.

     On December 27, 2001, the Company completed another offering. The Company offered 100,000 shares of common stock at a price of $0.20 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed December 27, 2001, with the Company having sold 56,500 shares, receiving gross proceeds of $11,300.

        Business.
        ---------

     The Company is a Utah-based automobile reseller that provides individual customers access to the national wholesale market. From our inception, we have concentrated on developing relationships with customers to provide them with exceptional service and allow them access to a national inventory of automobiles through the wholesale market. Through the Company's service, the general public will be able to purchase cars at or near wholesale prices, and the Company will profit be charging a set fee. The Company's service will allow the Company to maintain minimal inventory and still allow customers a wide variety of vehicles through national auction houses. The Company also believes that certain opportunities may exist within the wholesale arena. The Company may purchase vehicles at one auction and resell the vehicle at another auction.

     Although the Company intends to sell vehicles from its limited inventory on occasion it does not intend to generate a majority of its income through this avenue. As previously mentioned the Company intends to generate a majority of its revenue by providing customers a service in which it will charge a fee. This fee-service will include locating, purchasing and delivering a vehicle to a customer through the wholesale automobile channels.

     The Company's operations allows the Company to operate at a significantly smaller scale than most automobile dealerships. The Company's office is a 200 square foot building and has adequate space to display three automobiles outside of the office. Because the Company's focus is to provide a service to automobile purchasers the Company does not need a large office or display.


     Principal Line of Business.
     ---------------------------

     We have one primary line of business: to sell used vehicles exclusively to wholesale and retail customers within the Utah and Southern California market.

     We commenced operations beginning in 2001. The Autoline Group, Inc. was incorporated in Utah June, 2001. Since inception all of the Company's revenues have come through selling vehicles to retail customers. To date the Company has sold approximately ten vehicles. Although all vehicles sold have been to retail customers, the Company believes that it may sell some vehicles through the wholesale markets.

     Overview of Used Car Sales.
     ---------------------------


     Used car retail sales typically occur through either manufacturer's franchised new car dealerships that sell used cars or through independent used car dealerships. The market for used car sales is significant and has approximately 22,000 franchised and 54,000 independent used car dealers in the United States.

     The Company's dealership operations commenced in 2001 with the opening of one dealerships in Salt Lake City, Utah. On October 1, 2001, the Utah State Tax Commission, Motor Vehicle Enforcement Division approved the Company's application for a Utah dealership license.

     Retail Car Sales.
    ------------------


     The Company believes it distinguishes its retail operations from those of typical dealers through our:

        - dedication to customer service,
        - advertising and marketing programs for the vehicles it plans to sell to buyers,
        - decentralized purchasing, enabling the Company to offer the best possible price to customers
        - service which allows customers looking for a specific car at a specific price to pay a pre-negoatiated fee to the Company for providing the desired vehicle

     The dealership is run by our executive officers who are responsibile for the operations of the dealership facility, operations and financing.

     The Company believes that a it will generate revenue through the following two methods. First of all, the Company believes that the majority of its revenue will be generated by serving the niche market of price-sensitive customers who are looking for a specific car and charging a pre-negotiated set fee ("pre-negotiated buyer"). The second method that the Company believes will generate revenue is by marketing and selling its limited inventory of vehicles to non pre-negotiated buyers or wholesale buyers.

     The Company believes that a majority of its revenue will be generated by serving the pre-negotiated buyer market, which is a niche market of price-sensitive customers who are looking for a specific car and charging a pre-negotiated set fee. The Company focuses on the specific niche market of price-sensitive customers instead of the average car buyer, because it does not offer financing, warranties or other automotive service. Its customers have already established their own financing and do not rely on the Company to offer any warranties or other miscellaneous services. The Company's ability to purchase vehicles specifically for customers allows the Company to carry limited inventory and still provide customers with a vast selection. Although there are numerous dealerships in the Salt Lake City market, very few dealerships offer this service. The Company is targeting customers that want to purchase cars through the wholesale markets, which may allow them to benefit by purchasing vehicles at a price lower than the retail market and pay a pre-negotiated set fee. The Company believes that it can charge less per vehicle than its competitors due to its lower overhead expenses. Furthermore the Company believes that by negotiating a fee before the buyer purchases the vehicle that the Company may gain the customer's trust and confidence.

     The Company believes that its second method of advertising, marketing and selling vehicles to non pre-negotiated buyers will also generate revenue for the Company. To support this method of generating revenue the Company generally maintains an average inventory of two used cars at any given time. The cars are typically 1999 model year or newer. The Company carries these vehicles as inventory to market to non pre-negotiated buyers. Inventory is typically carried for less than 90 days. Our inventory control allows us to target our customers to specific niche markets. To date, the Company's inventory has not exceeded more than two cars, because the Company believes that its largest opportunity is serving the pre-negotiated buyers who want to buy a specific vehicle at a specific price. As the Company's inventory is minimal, developing an inventory control system has not been necessary. However, the Company's inventory is insured against theft and accidents, minimizing the Company's losses associated with theft and accident risk. We acquire this kind of inventory from used car wholesalers, used car auctions, and customer trade-ins.

     In making purchases of vehicles intened for sell to non pre-negotiated buyers, the Company takes into account each car's retail value, longevity, and the costs of buying, reconditioning, and delivering the car for resale. The
Company only purchases inventory if it believes that it is acquiring the vehicles at a substantial discount to market prices. The Company believes that some opportunities exist within the resale of these inventoried vehicles, but the Company's primary focus is on serving the pre-negotiated buyer market.

     The non pre-negotiated transactions will require the Company to advertise and market the vehicles for sale in order to generate revenue. (See "Advertising and Marketing" in the following section)


     Advertsing and Marketing.
     -------------------------


     The Company plans on attracting and retaining customers for the non pre-negotiated buyer transactions through its advertising and marketing efforts. In general, our advertising campaigns will emphasize our ability to provide high quality cars at, often times, below market prices. Currently the Company advertises its non pre-negotiated inventoried vehicles through a variety of websites including, ebay.com, yahoo.com and traderonline.com. The Company pays yahoo.com, ebay.com, and traderonline.com to list its vehicles for sale. These advertisements are intended for the Company's non pre-negotiated customers and are general listings in the respective websites marketplace. The Company does not advertise using banner advertisements. These websites typically charge $35 - $100 per listing. Listing usually last about 3 weeks. The Company plans to have its own website, in which it can advertise both cars for sale and its wholesale car reselling service. Also, the Company may begin to advertise in local newspapers to attract more customers. The Company believes that its services will create brand name recognition and promote our image as a professional, yet approachable, business. The Company is currently seeking a firm to help develop a web-site. The web-site will concentrate on explaining the services that the Company offers and provide customers with testimonials and contact information. Currently, the Company does not have a web-site.

     In  order  to  target  its  pre-negotiated  buyers  the  Company  plans  on
attracting  these  customer  through   word-of-mouth   and  possibly   newspaper
advertisements.

     The Company is not able to predict how many cars it must sell to break-even. The Company's ability to break-even depends on the number of customers it can attract, including the fee that the Company can negotiate with its pre-negotiated buyers, the revenue it can generate by selling vehicles to non pre-negotiated buyers, the costs associated with attracting customers, the selling and administrative costs, and the costs associated with complying with both state and federal regulations.

     Number of Employees.
     --------------------

     Other than its President, James Doolin, and Vice President, Burke Staker, the Company currently has no employees. Mr. Doolin and Mr. Staker will be responsible for all of the Company's operations for the foreseeable future. The Company will hire an additional clerical worker if necessary, and if it is able to pay that worker's wages or salary from operating revenues. Neither Mr. Doolin nor Mr. Staker have any substantial experience in the automobile industry. This lack of experience may prove to be detrimental in the Company's ability to be successful with its current business operations. As of date, Mr. Doolin and Mr. Staker have performed the following duties in regards to the Company's operations:

        - Established the Company's office.
        - Obtained the Company's dealer license.
        - Attended the Automobile Dealer Education course.
        - Developed relationships with other Automobile dealers and auction houses.
        - Developed relationships with insurance and transportation agents.
        - Generated sales through advertising and marketing vehicles.
        - Developed relationships with customers.
        - Attended auctions in Utah and California
        - Negotiated the purchase of sell of all vehicles.
        - Raised all of the Companies capital.
        - Maintained all of the Company's non-financial records.
        - Maintained the Company's internal bookkeeping.


     Principal Products and Services.
     --------------------------------


     The Company offers customers the ability to purchase vehicles from the wholesale markets, which may allow them substantial savings from the retail market price. Also, the Company plans on selling vehicles through the wholesale markets, with the intent of profiting by selling the vehicles at different geographical locations. The Company has access to a network of automobile auction houses throughout the United States. The Company has been granted access to Manheim Auctions. Manheim Auctions, headquarted in Atlanta, Georgia, is the largest, highest volume wholesale automobile auction company in the world. Manheim has more than 80 auctions locations worldwide and the Company has access to this network of auctions.

        Risk Factors.
        -------------

     An investment in our common stock involves a high degree of risk. You should consider the following factors carefully before deciding to purchase any shares of our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The value of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

     Early Stage of Development.
     ---------------------------

     The Company was formed in June, 2001, and is at a very early stage of development. We have only recently commenced business operations and we face a high risk of business failure and there can be no assurance that we will achieve profitable business operations.

     Lossed Associated with Start-up.
     --------------------------------

     The Company was formed recently and has limited operating history. The purchase and flooring of automobiles can require large up front expenditures and working capital. The Company will also experience expenses related to the initial start-up of the business, including office, computer and software expenses. The Company expects that its initial expenses will result in losses early in its development. It cannot guarantee that it will become profitable after it completes its initial purchases.

     Fluctuations in Quarterly Operating Results
     and Margins; Seasonality of Business.
     -------------------------------------

     The Company's operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside the Company's control. Some of these factors may include economic conditions specific to changes in consumer interest rates; government regulation and legal developments regarding the resale of automobiles; and general economic conditions; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; the amount and the relative mix of kinds of automobiles in inventory, capital expenditures and other costs relating to the expansion of operations; the level of demand for different kinds of automobiles; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the introduction of new products or services by competitors; pricing changes in the industry; relative mix of lower cost full-time employees versus higher cost independent contractors. The Company may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for automobiles during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

     Evolving Busines Model.
     -----------------------

     The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, maximize the value delivered to clients by the Company's automobile solutions, develop and enhance the Company's brand through customer service, respond to competitive developments and attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, result of operations and prospects.

     Risks Related to Future Acquisitions.
     -------------------------------------

     A key component of the Company's growth strategy is expected to be the acquisition of firms. The Company will focus on acquiring firms that match with the Company's goals for strategic growth. The successful implementation of this strategy will depend on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill, amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Management expects that, for the foreseeable future, shares of the Company's common stock will be the sole consideration for any such acquisition. As the Company issues stock to complete any future acquisition, existing shareholders will experience ownership dilution.

     Risks Associated with Failure to Manage Growth.
     -----------------------------------------------

     At present, the Company's employees include and are limited to its President, James Doolin, and Vice President, Burke Staker. Any expansion of the Company's operations would place a significant strain on its limited personnel, management and other resources. Depending on the success of its planned operations, the Company may be required to attract, train, motivate and manage new employees successfully and to develop operational, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition, results of operation and prospects.

     Executive Officers Maintains Significant
     Control Over the Company and its Officers.
     ------------------------------------------

     The Company's Executive Officers control the Company which results in outside investors having minority ownership position and very little control over the Company. Currently the Executive Officers own approximately 58.6% of the issued and outstanding shares of the Company's common stock. The Executive Officers also maintain control over the Company's board of directors. The Executive Officers also control the Company's business operations and policies.


     Competition; Low Barriers to Entry.
     -----------------------------------

     The market for used automobiles is an established industry, intensely competitive, rapidly evolving and subject to change. The Company expects competition to be rather constant. The Company's competitors can be divided into several groups: franchise automobile dealerships, used car dealers, wholesale dealers and Internet dealers. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients, significantly greater financial backing, and extensive relationships with marketing and public relation sources. The Company may from time to time make certain pricing and marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects. The Company can make no assurances that the operations will be successful in this competitive environment.

     In addition, the Company's ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial conditions and prospects could be materially adversely affected.

     There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill and knowledge of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     Potential Liability to Clients.
     -------------------------------

     The Company intends to buy and resale most of its goods. Its failure or inability to meet a client's expectations in the performance of these goods could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. Although the Company has an insurance policy covering claims in this matter, the successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions.

     Future Capital Needs; Uncertainty of Additional Financing.
     ----------------------------------------------------------

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next six months. However, the Company may need to raise additional funds in order to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its proposed business and the ability of the Company to generate profits from these operations. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

     Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

     Government Regulation and Legal Uncertainties.
     ----------------------------------------------

     The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to businesses generally, and the laws that directly effect wholesale automobile dealerships. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment.

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

     Concentration of Stock Ownership.
     ---------------------------------

     The Company's two Executive Officers own a majority of the Company's outstanding common stock. As a result, these officers will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See Item 4 regarding security ownership of certain beneficial owners and management.

     Susceptibility to General Economic Conditions.
     ----------------------------------------------

     The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that the consuming public, including its potential clients, likely could substantially and immediately reduce their budgets. In the event of such an economic downturn, the Company's business, financial condition, results of operations and prospects may be materially and adversely affected. Changes in the economic environment could have a negative impact on the Company's operations. The Company can make no assurance that it will be able to successful in any economic environment.

     Dividends.
     ----------

     It is unlikely that the Company will pay dividends on the stock, resulting in an investor's only return on an investment in the Company's common stock is the appreciation of the per share price. The Company can make no assurances that the Company's common stock will ever appreciate.

     No Public Market for the Company's Securities.
     ----------------------------------------------

     There has never been any "established trading market" for shares of common stock of the Company. The Company has recently submitted an application for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for the Company's common stock does develop, the stock price may be volatile. No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144.

     There is currently no market for the Company's common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of the Company's common stock will be subject to wide fluctuations in response to several factors including;

        - The Company's ability to execute its business plan and significantly grow the business.
        - The Company's ability to generate brand recognition among car buyers.
        - Increased competition from competitors who offer competing services.
        - The Company's financial condition and results of operations.

     Auditor's Opinion Expresses Doubt About the
     Company's Ability to Continue as a "Going Concern".
     ---------------------------------------------------

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended November 30, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

     Dependence on Managment.
     ------------------------

     The  Company's  success  is  dependent,   in  large  part,  on  the  active
participation of the Executive Officers. The loss of their services would materially adversely effect the Company's business and future success. The Company does not have employments agreements with Mr. Doolin or Mr. Staker. The Company does not have key-man life insurance in effect at the present time.

     Limited Market Due to Penny Stock.
     ----------------------------------

     The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

     Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

        - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

        - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

        - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

        - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

        - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

     Sale of "Restricted" Shares.
     ----------------------------

     1,500,000 shares of the Company's 2,556,500 shares issued and outstanding are "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "1933 Act"). If a market for the Company's common stock ever develops, the "restricted" shares may be sold under Rule 144, and sales may have a negative effect on the Company's stock price, if any. The remainder of the shares are not deemed "restricted" and may be sold if a market develops for the Company's common shares. The per share price of the Company's common stock could be negatively effected if any of these shares were sold in the market, if any market ever develops for the common shares.

     Principal Products and Services.
     --------------------------------

     The Company offers customers the ability to purchase vehicles from the wholesale markets, which may allow them substantial savings from the retail market price. Also, the Company plans on selling vehicles through the wholesale markets, with the intent of profiting by selling the vehicles at different geographical locations. The Company has access to a network of automobile auction houses throughout the United States. The Company has been granted access to Manheim Auctions. Manheim Auctions, headquarted in Atlanta, Georgia, is the largest, highest volume wholesale automobile auction company in the world. Manheim has more than 80 auctions locations worldwide and the Company has access to this network of auctions.

     Recent Public Announcements.
     ----------------------------

     None; not applicable.

     Competitive Business Conditions.
     --------------------------------

     The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases. See the Risk Factor "Competition; Low Barriers of Entry" Part 1, Item 1.

     Patents, Trademarks, Licenses, Franchises, Concessions,
     Royalty Payments or Labor Contracts.
     ------------------------------------

     None; not applicable.

     Need for Government Approval of Principal Products or Services.
     ---------------------------------------------------------------

     Upon the effective date of the Company's Registration Statement, the Company became subject to Regulation 14A promulgated by the Securities and Exchange Commission under the Exchange Act. Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

     Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations. However, the Internet is a rapidly evolving commercial medium and may become subject to numerous types of regulation in the future. Areas of potential regulation include user privacy, advertising, information security and taxation. Because Internet commerce is developing so rapidly, it is impossible to predict the type and extent of governmental regulation in the future. Any changes in the Internet and regulations affecting the Internet may have a detrimental effect on the Company's operations by not allowing the Company to market its services or products through the Internet. The Company may become reliant on the Internet in order to attract and retain customers and if any regulations effect the Company's abilities to market its products and services, the Company's operations may cease. See the Risk Factor "Government Regulation and Legal Uncertainties," Part 1, Item 1.

Item 2.  Description of Property.
         -----------------------

     The Company currently has two automobiles in its inventory. Its business address is the same as the Company's dealership. The Company has secured such property for a one year period and is currently provided at no cost from the Company's executive officer, Mr. Burke Staker. Depending on its growth, the Company may find it necessary to acquire a different office and dealership location, but management does not believe that this will be necessary in the near future. The earliest possible date that the Company may have to obtain new facilities will be May 2003.

     The Company's operations allows the Company to operate at a significantly smaller scale than most automobile dealerships. The Company's office is a 200 square foot building and has adequate space to display three automobiles outside of the office. Because the Company's focus is to provide a service to automobile purchasers the Company does not need a large office, inventory or inventory display.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended November 30, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     The Company has recently submitted an application for quotation of its common stock on the OTC Bulletin Board. There is no assurance the the Company's common stock will be quoted on the OTC Bulletin Board.

     Holders.
     --------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 32.

     Dividends.
     ----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

     Sales of "Unregistered" and "Restricted"
     Securities Over The Past Three Years.
     -------------------------------------

     On June 27, 2001, prior to the Company's organization, it sold 1,500,000 "unregistered" and "restricted" shares of common stock at $0.005 per share, with the Company having received gross proceeds of $7,500.

     Following the Company's organization, it conducted an offering of 1,000,000 shares of common stock at a price of $0.01 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed July 18, 2001, with the Company having received gross proceeds of $10,000.

     On December 27, 2001, the Company completed another offering. The Company offered 100,000 shares of common stock at a price of $0.20 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission, and applicable provisions of Rule 144-14-25s of the Utah Division of Securities, which provides for sales of securities by public solicitation to "accredited investors." The offering was subsequently closed December 27, 2001, with the Company having sold 56,500 shares, receiving gross proceeds of $11,300.

For Further information see the following table: "Common Stock"

   COMMON STOCK

                         Date              Number of           Aggregate
     Name              Acquired             Shares           Consideration
     ----              --------            ---------         -------------
JAMES P. DOOLIN*       06/27/01            1,000,000           $   5,000

BURKE STAKER*          06/27/01              500,000           $   2,500

PURCHASERS UNDER       07/18/01            1,000,000           $  10,000
RULE 504 OFFERING

PURCHASERS UNDER       12/27/01              100,000           $  11,300
RULE 504 OFFERING

     * James P. Doolin and Burke Staker, are directors and executive officers of the Company, and as such had access to all material information regarding the Company prior to the offer or sale of these securities. The directors and executive officers are "accredited investor." The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

     There have been no other sales of the Company's unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operations.
     -------------------

     The Company is a development stage company. Management believes that through the wholesale and retail channels the Company will be able to generate profits providing services that generate fees and by buying and selling automobiles. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other automobile dealers and/or wholesalers in exchange for the issuance of shares of its common stock. As of the date of this Report, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     The Company incurs expense for the Company's officers of $500 per month. This expense is recorded as a general and administrative expense on the Company's income statement and as an accrued liability on the Company's balance sheet.

     The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

     Results of Operations.
     ----------------------

     The Company's operations during the year ended November 30, 2002, resulted in $186,245 in revenues. General and administrative expenses were $14,881, resulting in an operating loss of $15,652, and a net loss of ($17,419) after taking into account an interest expense of $1,667 and prepaid franchise taxes of $100.

     Liquidity.
     ----------

     At November 30, 2002, the Company had total current assets of $36,583 and total liabilities of $32,210. Management believes that its cash on hand of $4,687 will be sufficient to allow it to continue its operations for over the next year; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of revenue and profit.

     The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort. Furthermore, the auditor's report addresses that fact that the Company has accumulated losses since inception, and has minimal assets. If the Company's operations are not able to generate sufficient income and additional moneys are needed in the next twelve months, the Company's mangement will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company has commenced operations, but it cannot provide any assurances that it will be successful in these effort.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended November 30, 2002 and 2001

          Independent Auditors' Report

          Balance Sheets - November 30, 2002

          Statements of Operations for the years ended
          November 30, 2002 and 2001

          Statements of Stockholders' Equity for the years ended Novemberf 30, 2002 and 2001

          Statements of Cash Flows for the years ended
          November 30, 2002 and 2001

          Notes to the Financial Statements

                            The Autoline Group, Inc.

              Financial Statements and Independent Auditors' Report
                                November 30, 2002


                            The Autoline Group, Inc.

                                TABLE OF CONTENTS


                                                                                                                                Page

Independent Auditors' Report                                                                                                      1

Balance Sheet -- November 30, 2002                                                                                                2

Statements of Operations for the twelve month and six month periods ended November 30,
2002 and 2001                                                                                                                     3

Statements of Stockholders' Equity for the twelve month and six month periods ended
November 30, 2002 and 2001                                                                                                        4

Statements of Cash Flows for the twelve month and six months periods ended November
30, 2002 and 2001                                                                                                                 5

Notes to Financial Statements                                                                                                    6-9


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Autoline Group, Inc.


     We have audited the accompanying balance sheet of The Autoline Group, Inc., as of November 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the twelve month and six month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Autoline Group, Inc., as of November 30, 2002, and the results of operations and cash flows for the periods ended November 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and has had no revenue from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
January 10, 2003


                                    The Autoline Group, Inc.
                                          Balance Sheet
                                        November 30, 2002


                                     ASSETS


Assets
  Current Assets
    Cash                                                                     $                4,687
    Inventory - Notes 1 & 6                                                                  31,896
                                                                                 ------------------
      Total Current Assets                                                                   36,583
                                                                                 ------------------

                       Total Assets                                            $            36,583
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
  Accrued Liabilities                                                          $             10,340
  Total Current Liabilities                                                                  10,340

  Payable to shareholders - Note 5                                                           21,870
                                                                                 ------------------
    Total Long-term Liabilities                                                              21,870
                                                                                 ------------------
         Total Liabilities                                                     $             32,210


Stockholders' Equity: - Note 4
 Common Stock - 50,000,000 shares authorized
   having a par value of $.001 per share; 2,500,000
   shares issued and outstanding                                                             2,557
 Additional Paid-in Capital                                                                 26,243
 Accumulated deficit                                                                       (24,427)
                                                                                 ------------------
                Total Stockholders' Equity                                                   4,373
                                                                                 ------------------
        total Liabilities and Stockholders' Equity                             $            36,583
                                                                                 ==================


                 See accompanying notes to financial statements.

                            The Autoline Group, Inc.
                            Statements of Operations
   For the twelve month and six month periods ended November 30, 2002 and 2001


                                                             Twelve months          Six months
                                                                 ended                 ended
                                                             November 30,          November 30,
                                                                 2002                  2001
                                                           -----------------    ------------------
Revenues                                                   $        186,245     $                0

Cost of Goods Sold                                                 (187,016)                     0
                                                           -----------------    ------------------

Gross Profit                                                           (771)                     0

General & Administrative Expenses                                     14,881                 6,705

                                                                                ------------------
                 Operating Loss                                     (15,652)               (6,705)
Other Income and Expense
  Interest Expense                                                   (1,667)                 (203)
                                                                                ------------------
         Net Income Before Income Taxes                             (17,319)               (6,908)

Current Year Provision for Income Taxes                                  100                   100
                                                           -----------------    ------------------

Net Income                                                 $        (17,419)    $          (7,008)
                                                           =================    ==================


Income Per Share                                                      (0.01)               (0.01)
                                                           =================    ==================

Weighted Average Shares Outstanding                                2,552,475             2,215,232
                                                           =================    ==================

                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                       Statements of Stockholders' Equity
  For the twelve month and six month periods ended November 30, 2002, and 2001


                                                             Additional                              Net
                              Common           Common          Paid-in         Accumulated      Stockholders'
                              Shares            Stock          Capital           Deficit           Equity
                           -------------     ----------     ------------      ------------     --------------
Balance at inception, June
27, 2001                               0              0               0                 0                   0
Sale of shares to officers at
$0.005 per share.              1,500,000          1,500            6,000                                7,500
Sale of shares to investors at
$0.01 per share                1,000,000          1,000            9,000                               10,000
Net loss for the period ended
November 30, 2001                                                                    7,008)            (7,008)
                           -------------     ----------     ------------      ------------     --------------
Balance, November 30,
2001                           2,500,000          2,500           15,000            (7,008)            10,492
Issued shares for cash at
$0.20 per share                   56,500             57           11,243                               11,300
Net loss for the period ended
November 30, 2002                                                                  (17,419)           (17,419)
                           -------------     ----------     ------------      ------------     --------------
Balance, November 30,          2,556,500          2,557           26,243          (24,427)              4,373
2002
                           =============     ==========     ============      ============     ==============









                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                            Statements of Cash Flows
   For the twelve month and six month periods ended November 30, 2002 and 2001


                                                            Twelve months        Six Months
                                                                ended              ended
                                                            November 30,        November 30,
                                                                2002                2001
                                                           ---------------    ----------------
Cash Flows from Operating Activities
Net Loss                                                   $      (17,419)    $        (7,008)
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Increase in accrued liabilities                               10,241                 100
      Increase in interest payable                                   1,667                 203
      Increase in Inventory                                       (11,192)            (20,705)
                                                                              ----------------
         Net Cash from operating Activities                       (16,703)            (27,410)
Cash Flows from Finance Activities
     Loan from Shareholder                                          10,000              10,000
     Issued Stock for Cash                                          11,300              17,500
                                                                              ----------------
                    Net Cash from Financing Activities              21,300              27,500
                                                           ---------------    ----------------
Net Increase in Cash                                                 4,597                  90
                                                           ---------------    ----------------

Beginning Cash Balance                                                  90                   0
                                                           ---------------    ----------------

Ending Cash Balance                                         $        4,687     $            90
                                                           ===============    ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $             0     $             0
  Cash paid during the year for income/franchise taxes     $           100     $             0




                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                          Notes to Financial Statements
                                November 30, 2002

NOTE 1         Organization and Summary of Significant accounting Policies

               (a)    Organization

               The Autoline Group, Inc. was organized as a Utah corporation on June 27, 2001. The Autoline Group, Inc. is an automobile dealership which participates in the wholesale and retail markets. The Company purchases vehicles through auctions or a variety of other discount channels and resells in the retail market.

               During the six month period ended November 30, 2001 the Company was considered to be in the development stage. In 2002, the Company began its planned principal operations.

               The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share because their inclusion would be antidilutive.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $4,687 cash at November 30, 2002.

                            The Autoline Group, Inc.
                    Notes to Financial Statements [continued]
                                November 30, 2002




NOTE 1         Organization and Summary of Significant Accounting Policies[cont]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               (f)    Inventory

               Inventory consists of vehicles purchased plus the cost of improvements or modifications to the specific vehicles. Inventory is valued at the lower of cost or market.

               (g)    Revenue Recognition

               The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned; as automobiles are delivered or services are provided to the customer. Autoline does not currently buy new cars from manufacturers but buys used cars in the secondary market. Customers are required to obtain their own financing and insurance and pay cash to the dealership. The Company does not anticipate revenue from parts or services in the near future.

               (h)    Impairment of Long-Lived Assets

               The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of November 30, 2002.

                             The Autoline Group, Inc
                    Notes to Financial Statements [continued]
                                November 30, 2002

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern.



NOTE 2         LIQUIDITY/GOING CONCERN [continued]

               Management plans include further development and marketing of its dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                          Estimated
Description                                  NOL            Tax           Rate
   Federal Income Tax                   $     (24,427) $     (3,664)      15%
   State Income Tax                           (24,227)       (1,211)       5%
   Valuation allowance                                         4,875
                                                       -------------
        Deferred tax asset 11/30/2002                  $          0

               The valuation allowance has increased by $3,473 during 2002, from $1,402 as of November 30, 2001. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year.


NOTE 4         COMMON STOCK

               In conjunction with the inception of the Company, 1,500,000 shares of common stock were sold to officers of the Company. These shares were issued at $.005 per share for $7,500.

               The Company sold 1,000,000 shares of common stock, under Rule 504 of Regulation D, to

                             The Autoline Group, Inc
                    Notes to Financial Statements [continued]
                                November 30, 2002

               "accredited investors" on August 6, 2001. These shares were issued at $.01 per share for a total of $10,000.

               In November 2001, the Company offered up to 100,000 shares of common stock at $0.20 per share, under Rule 504 of Regulation D to additional "accredited investors." The offering commenced on December 1, 2001. In December 2001, the Company sold 55,500 shares of common stock for cash of $11,100. The Company issued an additional 1,000 shares to an individual as reimbursement for expenses.


Note 5         SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

               As of November 30, 2001, the Company has recorded a note payable to a shareholder for $10,000. The shareholder loaned $10,000 on a convertible debenture. The principal and interest of ten percent per annum are due at maturity which is in September 2004. The debt and accrued interest are convertible into common shares of the Company's $.001 par value stock, at the rate of either $.10 per share or the average closing bid price of the last three trading days, whichever rate is of greater value.

               As of November 30, 2002, the Company has recorded an additional note payable to a shareholder for $10,000. The shareholder loaned $10,000 on a convertible debenture. The principal and interest of ten percent per annum are due at maturity which is in September 2005. The debt and accrued interest are convertible into common shares of the Company's $.001 par value stock, at the rate of either $.10 per share or the average closing bid price of the last three trading days, whichever rate is of greater value.

               The Company has recorded interest payable on these loans of $1,870 as of November 30, 2002.


Note 6         INVENTORY

               As of November 30, 2002 inventory consists of two vehicles valued at cost of $31,896. Vehicles are purchased for the purpose of resale. As of November 30, 2002 the book value of vehicles approximates market value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or prior resignation or termination. Their Date of Date of Positions Election or Termination

Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         JUN-27-01           *
                     PRESIDENT

BURKE STAKER         DIRECTOR &         JUN-27-01           *
                     VICE PRESIDENT

          * These persons presently serves in the capacities indicated.

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 26 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin worked as an investment consultant from 1998 through 2001. Mr. Doolin received his Masters in Business Administration from Pepperdine University, Graziadio School of Business Management in July 2002. Mr. Doolin currently works for a firm specializing in mergers and acquisition in Costa Mesa, California.

     Burke Staker, Vice President and a director, is 27 years of age. Mr. Staker graduated from Westminster College, of Salt Lake City. He graduated with a bachelor of science, business degree. Mr. Staker worked for a construction company from 1993 through 2001. Mr. Staker is in his third year in law school at the University of Utah.

     Significant Employees.
     ----------------------

     Other than James P. Doolin and Burke Staker, the Company has no employees.

     Family Relationships.
     ---------------------

     None, not applicable;

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Each of the Company's directors have filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.     11-30-02   0     0     0      0     0     0  3,000
Doolin,      11-30-01   0     0     0      0     0     0   750
Director,
President

Burke        11-30-02   0     0     0      0     0     0  3,000
Staker       11-30-01   0     0     0      0     0     0   750
Director,
Vice
President

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended November 30, 2002. However, the Company has accrued $1,500 per quarter for compensation of the two officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     --------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     Employment Contracts and Termination of Employment
     and Change-in-Control Arrangements.
     -----------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Steven Brand                        237,500                      9.3%
885 East Three Fountains Dr. #212
Salt Lake City, UT 84107

Elinore Doolin                      235,000                      9.2%
8439 South Sun Valley Dr.
Sandy, UT 84093

James P. Doolin                   1,000,000                     39.1%
4848 South Highland Drive #140
Salt Lake City, UT 84117

Cory Powers                         237,500                      9.3%
864 Northcrest
Salt Lake City, UT 84103

Quad D LTD Partnership*             240,000                      9.4%
Sharlene Doolin
5 Pepperwood Drive
Sandy, UT 84092

Burke Staker                        500,000                     19.5%
3195 East Deer Ridge Place
Sandy, UT 84092

TOTAL                             2,450,000                     95.8%


* Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin                   1,000,000                     39.1%
4848 South Highland Drive #140
Salt Lake City, UT 84117

Burke Staker                        500,000                     19.5%
3195 East Deer Ridge Place
Sandy, UT 84092

TOTAL OFFICERS & DIRECTORS        1,500,000                     58.6%

     Changes in Control.
     -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     Transactions with Management and Others.
     ----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     Reports on Form 8-K.
     --------------------

     None; not applicable

Item 14. Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE AUTOLINE GROUP, INC.



Date: 2/26/03                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       THE AUTOLINE GROUP, INC.



Date: 2/26/03                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date: 2/26/03                          /S/BURKE STAKER
                                       Burke Staker
                                       Secretary and Director

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Doolin, Chief Executive Officer of The Autoline Group, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB of The Autoline Group, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: 2/26/03                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Doolin, Chief Financial Officer of The Autoline Group, Inc., certify that:

1. I have  reviewed  this Annual  Report on Form 10-KSB of The  Autoline  Group,
Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: 2/26/03                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of The Autoline Group, Inc.(the "Registrant") on Form 10-KSB for the year ending November 30, 2002, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated: 2/26/03                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer