Form 10QSB
period 2003-02-28
AUTOLINE GROUP INC
filed 2003-04-15
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2003

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

                                April 12, 2003

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                              As of February 28, 2003
                              and November 30, 2002

                                                       2/28/03       11/30/02
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $        0  $    4,687
      Inventory                                           33,613      31,896

                                                      -----------    --------
         Total Assets                                 $   33,613  $   36,583
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $    7,599  $   10,340
      Bank Overdraft                                       3,608
                                                      -----------    --------
         Total Current Liabilities                        11,207      10,340

      Payable to shareholder                              25,417      21,870

                                                      -----------    --------
         Total Liabilities                            $   36,624    $ 32,210
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,500,000 shares issued
         and outstanding, respectively
                                                           2,557       2,500
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (31,811)    (24,427)
                                                      -----------    --------
         Total Stockholders' Equity                       (3,011)      4,373
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   33,613  $   36,583
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
               For the Three Month Period Ended February 28, 2003
           and for the period from inception through February 28, 2003
                                                                      For the
                                                                     Period from
                                                     For the          inception
                                                  Three Months        [6/27/01]
                                                      Ended           through
                                                     2/28/03          2/28/03
                                                ---------------     -----------


Revenues                                         $         22,550    $    208,795
Cost of Sales                                              24,066         211,082
                                                   ---------------   ------------
  Gross Margin                                             (1,516)         (2,287)

General and Administrative Expenses                         5,321          27,107
                                                   ---------------   ------------
Net Loss from Operations                                   (6,837)        (29,394)
                                                   ---------------   ------------

Interest Expense                                 $            547    $      2,417
                                                   ---------------   ------------



       Net Loss Before Income Taxes                        (7,384)        (31,811)

Provision for Income Taxes                                      0               0
                                                   ---------------   ------------
Net Loss                                         $         (7,384)        (31,811)
                                                   ===============   ============

Loss Per Share                                   $           (.01)   $       (.01)
                                                   ===============    ============

Weighted Average Shares Outstanding                     2,556,500       2,553,050
                                                   ===============    ============






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
                  For the Three Period Ended February 28, 2003
           and for the period from inception through February 28, 2003


                                                                                 For the
                                                                                Period from
                                                                For the          Inception
                                                              Three Month        [06/27/01]
                                                             Period Ending        through
                                                                2/28/03           02/28/03
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------
---------------------------------
Net Loss                                                 $          (7,384)     $  (31,811)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                                (1,717)        (33,614)
    Increase/(Decrease) in income taxes payable                          0               0
    Increase/(Decrease) in amount due to shareholder                   547           2,417
    (Decrease)/Increase in accrued liabilities                         867           7,600
                                                              --------------    ----------
       Net Cash Provided by/(Used for) in Operating  Activities     (7,687)        (55,408)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0
                                                              --------------    ----------
              Net Cash Used by Investing Activities                      0               0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0          28,800
    Loan from a shareholder                                          3,000          23,000
                                                              --------------    ----------
              Net Cash Provided by Financing Activities                  0          51,800

                Net Increase(decrease) in Cash                      (4,687)         (3,608)

Beginning Cash Balance                                               4,687               0
                                                              --------------    ----------

Ending Cash Balance                                      $               0      $   (3,608)
                                                              ==============    ==========


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (7,384) for the three months ended February 28, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended November 30, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. As of the date of this report the Company still can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended February 28, 2003, resulted in $22,550 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $29,934, resulting a net loss of $7,384.

     Liquidity
     ----------

     At February 28, 2003, the Company had total current assets of $33,613 and total liabilities of $36,624. Management believes that the Company's current inventory will be sold in the next few months and the Company's cash position will be positive. Management believes that after the Company sells its inventory that the cash available will be sufficient to fund the Company's operations for the next twelve months.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 04/13/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  04/13/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 04/13/03              /S/JAMES DOOLIN
                            James Doolin, President and Director