Form 10QSB
period 2003-08-31
AUTOLINE GROUP INC
filed 2003-09-30
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2003

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

                                September 14, 2003

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                              As of August 31, 2003
                              and November 30, 2002

                                                       8/31/03       11/30/02
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   13,977  $    4,687
      Inventory                                           10,000      31,896

                                                      -----------    --------
         Total Assets                                 $   23,977  $   36,583
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $   12,500  $    10,340
                                                      -----------    --------
         Total Current Liabilities                        12,500       10,340

      Payable to shareholder                              26,128       21,870

                                                      -----------    --------
         Total Liabilities                            $   38,628    $ 32,210
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 issuedand outstanding                   2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (43,451)    (24,427)
                                                      -----------    --------
         Total Stockholders' Equity                      (14,651)      4,373
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   23,977  $   36,583
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended August 31, 2003 and 2002
            and for the period from inception through August 31, 2003
                                                                                                                   For the
                                                                                                                 Period from
                                           For the          For the                   For the          For the      Inception
                                        Three Months       Nine Months            Three Months       Nine Months   [6/27/01]
                                            Ended             Ended                   Ended            Ended       through
                                           08/31/03          08/31/03                8/31/02          8/31/02      8/31/03
                                       --------------    ---------------         ---------------     ------------ -----------


Revenues                                $     41,948      $     119,945         $         40,367    $     94,232 $   306,190
Cost of Sales                                 39,175            116,929                   38,325          92,298     303,945
                                       --------------    ---------------         ---------------   ------------ ------------
  Gross Margin                                 2,773              3,016                    2,042           1,934       2,245

General and Administrative Expenses            7,887             20,281                    6,189          12,003      42,067
                                        --------------    ---------------        ---------------   ------------ ------------
Net Loss from Operations                      (5,114)           (17,265)                  (4,147)        (10,069)    (39,822)
                                        --------------    ---------------        ---------------   ------------ ------------


Interest Expense                         $       576       $      1,758         $            500    $      1,000 $     3,628
                                        --------------    ---------------        ---------------   ------------ ------------



       Net Loss Before Income Taxes           (5,690)           (19,023)                  (4,647)        (11,069)    (43,450)

Provision for Income Taxes                         0                  0                        0               0           0
                                        --------------    ---------------         ---------------   ------------ -----------
Net Loss                                 $    (5,690)      $    (19,023)        $         (4,647)        (11,069)    (43,450)
                                        ==============    ===============         ===============   ============ ===========

Loss Per Share                           $      (.01)      $       (.01)        $           (.01)   $       (.01)$      (.02)
                                        ==============    ===============         ===============    ============ ===========

Weighted Average Shares Outstanding         2,556,500          2,556,500                2,556,500       2,547,083   2,553,733
                                        ==============    ===============         ===============    ============ ===========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended August 31, 2003 and 2002
            and for the period from inception through August 31, 2003

                                                                                                                           For the
                                                                                                                         Period from
                                                        For the          For the             For the          For the      Inception
                                                      Three Months       Nine Months      Three Months       Nine Months   [6/27/01]
                                                         Ended             Ended             Ended            Ended         through
                                                        08/31/03          08/31/03          8/31/02          8/31/02        8/31/03
                                                    --------------    ---------------   ---------------     ------------ -----------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                               $   (5,690)      $   (19,023)    $        (4,647)     $  (11,069)    (43,450)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                       13,175            21,896              13,429          (4,199)    (10,001)
    Increase/(Decrease) in income taxes payable                 0                 0                   0               0           0
    Increase/(Decrease) in amount due to shareholder          576             1,758                 500           1,000       3,628
    Increase/(Decrease) in sales tax payable                1,900             1,900               1,650           2,661       1,900
    Decrease/(Increase) in accrued liabilities              1,500            (2,741)              1,500           4,500       7,600
                                                    --------------    ---------------    --------------       ---------- -----------
       Net Cash Provided by/(Used for) in Operating        11,461             3,790              12,432          (7,107)    (40,323)
       Activities

Cash Flows Provided by Investing Activities
    Purchase of equipment                                       0                 0                   0               0           0
                                                    --------------    ---------------    --------------       ---------- -----------
              Net Cash Used by Investing Activities             0                 0                   0               0           0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                       0                 0                   0          11,300      28,800
    Loan from a shareholder                                 2,500             5,500                   0          10,000      25,500
                                                    --------------    ---------------    --------------       ---------- -----------
              Net Cash Provided by Financing Activities     2,500             5,500                   0          21,300      54,300

                Net Increase(decrease) in Cash             13,961             9,290              12,432          14,193      13,977

Beginning Cash Balance                                         16             4,687               1,851              90           0
                                                    --------------    ---------------    --------------       ---------- -----------

Ending Cash Balance                                  $     13,977       $    13,977      $       14,283      $    14,283 $   13,977
                                                    ==============    ===============    ==============       ========== ===========


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($19,023) for the nine months ended August 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended August 31, 2003, resulted in $41,948 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $47,638, resulting a net loss of $5,690.

     Liquidity
     ----------

     At August 31, 2003, the Company had total current assets of $23,977 and total liabilities of $38,628. Management believes that its cash on hand of $13,977 will be sufficient to allow it to continue its operations for the next twelve months.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 09/14/03              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  09/14/03                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 09/14/03              /S/JAMES DOOLIN
                            James Doolin, President and Director