Form 10KSB
period 2003-11-30
AUTOLINE GROUP INC
filed 2004-02-12
CIK 1145328

1                    U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended November 30, 2003
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  November 30, 2003
- $215,227.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 31, 2003 - $126,780. There are approximately 1,056,500 shares of common voting stock of the Company not held by affiliates. The Company has arbitrarily valued these shares at the highest bid price of $0.12 per share, as of close November 30, 2003.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                FEBRUARY 10, 2004
                                    2,556,500


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

        Business.
        ---------

     The Company is a Utah-based automobile reseller that provides individual customers access to the national wholesale market. From inception, the Company has concentrated on developing relationships with customers to provide them with exceptional service and allow them access to a national inventory of automobiles through the wholesale market. Through the Company's service, the general public will be able to purchase cars at or near wholesale prices, and the Company will profit be charging a set fee. The Company's service will allow the Company to maintain minimal inventory and still allow customers a wide variety of vehicles through national auction houses. The Company also believes that certain opportunities may exist within the wholesale arena. The Company may purchase vehicles at one auction and resell the vehicle at another auction.

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


     Principal Line of Business.
     ---------------------------

     The Company has one primary line of business: to sell used vehicles exclusively to wholesale and retail customers within the Utah and Southern California market.

     The Company commenced operations in 2001. The Autoline Group, Inc. was incorporated in Utah June, 2001. Since inception all of the Company's revenues have come through selling vehicles to retail customers. To date the Company has sold approximately ten vehicles. Although all vehicles sold have been to retail customers, the Company believes that it may sell some vehicles through the wholesale markets.

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

     The Company believes that its second method of advertising, marketing and selling vehicles to non pre-negotiated buyers will also generate revenue for the Company. To support this method of generating revenue the Company generally maintains an average inventory of two used cars at any given time. The cars are typically 2000 model year or newer. The Company carries these vehicles as inventory to market to non pre-negotiated buyers. Inventory is typically carried for less than 90 days. The Company's inventory control allows it to target its customers to specific niche markets. To date, the Company's inventory has not exceeded more than two cars, because the Company believes that its largest opportunity is serving the pre-negotiated buyers who want to buy a specific vehicle at a specific price. As the Company's inventory is minimal, developing an inventory control system has not been necessary. However, the Company's inventory is insured against theft and accidents, minimizing the Company's losses associated with theft and accident risk. The Company acquires its inventory from used car wholesalers, used car auctions, and customer trade-ins.

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

     Early Stage of Development.
     ---------------------------

     The Company was formed in June, 2001, and is at a very early stage of development. The Company has commenced operations only within the past few years and it faces a high risk of business failure and there can be no assurance that it will achieve profitable business operations.

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

     Auditor's Opinion Expresses Doubt About the
     Company's Ability to Continue as a "Going Concern".
     ---------------------------------------------------

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended November 30, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

Item 2.  Description of Property.
         -----------------------

     The Company currently has no automobiles in its inventory. Its business address is the same as the Company's dealership. The Company has secured such property for a one year period and is currently provided at $200 per month. Depending on its growth, the Company may find it necessary to acquire a different office and dealership location, but management does not believe that this will be necessary in the near future.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended November 30, 2003, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is COLH. The Company shares have been traded on the OTC Bulletin Board since June 30, 2003. The following quotes are through the most recent year end:

                        CLOSING BID             CLOSING ASK
                        HIGH    LOW             HIGH    LOW

JUNE 30, 2003           .12     .00            1.01     .05
THRU
DEC 31,  2003
Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 34.

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

     Results of Operations.
     ----------------------

     The Company's operations during the year ended November 30, 2002, resulted in $215,227 in revenues. General and administrative expenses were $26,249, resulting in an operating loss of ($25,776), and a net loss of ($27,514) after taking into account an interest expense of $1,638 and prepaid franchise taxes of $100.

     Liquidity.
     ----------

     At November 30, 2003, the Company had total current assets of $7,461 and total liabilities of $30,602. Management believes that its cash on hand of $7,461 will be sufficient to allow it to continue its operations for over the next year; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of revenue and profit.

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

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended November 30, 2003 and 2002

          Independent Auditors' Report

          Balance Sheets - November 30, 2003

          Statements of Operations for the years ended
          November 30, 2003 and 2002

          Statements of Stockholders' Equity for the years ended Novemberf 30, 2003 and 2002

          Statements of Cash Flows for the years ended
          November 30, 2003 and 2002

          Notes to the Financial Statements

                            The Autoline Group, Inc.

                              Financial Statements
                                November 30, 2003



                            The Autoline Group, Inc.

                                TABLE OF CONTENTS


                                                                                                                                Page
Independent Auditors' Report                                                                                                      1

Balance Sheet -- November 30, 2003                                                                                                2

Statements of Operations for the twelve month periods ended November 30, 2003 and
2002                                                                                                                              3

Statements of Stockholders' Equity for the twelve month periods ended November 30,
2003 and 2002                                                                                                                     4

Statements of Cash Flows for the twelve month periods ended November 30, 2003
and 2002                                                                                                                          5

Note to Financial Statements                                                                                                     6-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Autoline Group, Inc.


We have audited the accompanying balance sheet of The Autoline Group, Inc as of November 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year ended November 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Autoline Group, Inc. as of November 30, 2003, and the results of operations and cash flows for the year ended November 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception and negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty..

                                                /S/MANTYLA MCREYNOLDS
                                                   Mantyla McReynolds

                                                   Salt Lake City, Utah
                                                   January 11, 2004


                            The Autoline Group, Inc.
                                  Balance Sheet
                                November 30, 2003


                                     ASSETS


Assets
  Current Assets
    Cash                                                                     $                7,461
    Inventory - Notes 1 & 6                                                                       0
                                                                                 ------------------
      Total Current Assets                                                                    7,461
                                                                                 ------------------

                       Total Assets                                            $             7,461
                                                                                 ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Accrued Liabilities                                                          $             14,594
  Payable to shareholders - Note 5                                                           16,008
  Total Current Liabilities                                                                  30,602

         Total Liabilities                                                     $             30,602


Stockholders' Deficit: - Note 4
 Common Stock - 50,000,000 shares authorized
   having a par value of $.001 per share; 2,556,500
   shares issued and outstanding                                                             2,557
 Additional Paid-in Capital                                                                 26,243
 Accumulated deficit                                                                       (51,941)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (23,141)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $             7,461
                                                                                 ==================

                         See accompanying notes to financial statements.




                            The Autoline Group, Inc.
                            Statements of Operations
          For the twelve month periods ended November 30, 2003 and 2002

                                                                Twelve            Twelve months
                                                                months                ended
                                                                ended              November 30,
                                                             November 30,              2002
                                                                 2003
                                                           ----------------     ------------------
Revenues                                                   $       215,227      $         186,245

Cost of Goods Sold                                                (214,754)              (187,016)
                                                           ----------------     ------------------

Gross Profit (Loss)                                                     473                  (771)

General & Administrative Expenses                                    26,249                 14,881

                 Operating Loss                                    (25,776)               (15,652)
Other Income and Expense
  Interest Expense                                                  (1,638)                (1,667)
         Net Income Before Income Taxes                            (27,414)               (17,319)

Current Year Provision for Income Taxes                                 100                    100
                                                           ----------------     ------------------

Net Loss                                                   $       (27,514)     $         (17,419)
                                                           ================     ==================


Loss Per Share                                                     (0.01)                 (0.01)
                                                         ================     ==================

Weighted Average Shares Outstanding                             2,556,500              2,552,475
                                                         ================     ==================

                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                       Statements of Stockholders' Equity
         For the twelve month periods ended November 30, 2003, and 2002


                                                             Additional                              Net
                              Common           Common          Paid-in         Accumulated      Stockholders'
                              Shares            Stock          Capital           Deficit           Equity
                           -------------     ----------     ------------      ------------     --------------
Balance, November 30, 2001
                               2,500,000     $   2,500      $    15,000       $   (7,008)      $      10,492
Issued shares for cash at
$0.20 per share                   56,500             57           11,243                              11,300
Net loss for the period ended
November 30, 2002                                                                 (17,419)           (17,419)
                           -------------     ----------     ------------      ------------     --------------
Balance, November 30, 2002     2,556,500          2,557           26,243          (24,427)              4,373
Net loss for the period ended
November 30, 2003                                                                 (27,514)           (27,514)
                           -------------     ----------     ------------      ------------     --------------
Balance, November 30, 2003     2,556,500     $   2,557      $    26,243       $   (51,941)     $     (23,141)
                           =============     ==========     ============      ============     ==============





















                 See accompanying notes to financial statements.



                            The Autoline Group, Inc.
                            Statements of Cash Flows
          For the twelve month periods ended November 30, 2003 and 2002


                                                            Twelve Months      Twelve Months
                                                                ended              ended
                                                            November 30,        November 30,
                                                                2003                2002
                                                           ---------------    ----------------
Cash Flows from Operating Activities
Net Loss                                                   $      (27,514)    $       (17,419)
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Increase in accrued liabilities                                4,255              10,241
      Increase  in interest payable                                  1,638               1,667
      (Increase)/Decrease  in Inventory                             31,895            (11,192)
                                                                              ----------------
         Net Cash from operating Activities                         10,274            (16,703)
Cash Flows from Finance Activities
     Loan from Shareholder                                           2,500              10,000
     Payments on Shareholder Loan                                 (10,000)                   0
     Issued Stock for Cash                                               0              11,300
                                                                              ----------------
                    Net Cash from Financing Activities             (7,500)              21,300
                                                           ---------------    ----------------
Net Increase in Cash                                                 2,774               4,597
                                                           ---------------    ----------------

Beginning Cash Balance                                               4,687                  90
                                                           ---------------    ----------------

Ending Cash Balance                                         $       7,461     $         4,687
                                                           ===============    ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $            0     $             0
  Cash paid during the year for income/franchise taxes     $          100     $           100











                 See accompanying notes to financial statements.


                             The Autoline Group, Inc
                          Notes to Financial Statements
                                November 30, 2003

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

               The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 3.

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

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $7,461 cash at November 30, 2003.

                             The Autoline Group, Inc
                    Notes to Financial Statements [continued]
                                November 30, 2003

NOTE 1         Organization and Summary of Significant Accounting Policies
               [continued]

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

               (h)    Impairment of Long-Lived Assets

               The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of November 30, 2003.

                             The Autoline Group, Inc
                    Notes to Financial Statements [continued]
                                November 30, 2003

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has a working capital deficiency, has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include further development and marketing of its dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                          Estimated
Description                                  NOL            Tax           Rate
   Federal Income Tax                   $     (51,942) $     (7,791)      15%
   State Income Tax                           (51,642)       (2,582)       5%
   Valuation allowance                                       10,373
                                                       -------------
        Deferred tax asset 11/30/2003                  $          0

               The valuation allowance has increased by $5,498 during 2003, from $4,875 as of November 30, 2002. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year.

NOTE 4         COMMON STOCK

               In November 2001, the Company offered up to 100,000 shares of common stock at $0.20 per share, under Rule 504 of Regulation D to additional "accredited investors." The offering commenced on December 1, 2001. In December 2001, the Company sold 56,500 shares of common stock for cash of $11,300.

                             The Autoline Group, Inc
                    Notes to Financial Statements [continued]
                                November 30, 2003

NOTE 5         SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

               As of November 30, 2003, the Company has recorded a note payable to a shareholder for $10,000. The shareholder loaned $10,000 on a convertible debenture. The principal and interest of ten percent per annum are due at maturity which is in September 2004. The debt and accrued interest are convertible into common shares of the Company's $.001 par value stock, at the rate of either $.10 per share or the average closing bid price of the last three trading days, whichever rate is of greater value.

               As of November 30, 2002, the Company had recorded an additional note payable to a shareholder for $10,000. The shareholder loaned $10,000 on a convertible debenture. The principal and interest of ten percent per annum were due at maturity which is in September 2005. On July 23, 2003, the Company's Board of Directors resolved that this debenture would be forgiven in exchange for the title to an automobile held in inventory.

               The Company has recorded interest payable on these loans of $3,508 as of November 30, 2003.


Note 6         INVENTORY

               As of November 30, 2003 there were no items in inventory.

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

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 27 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin worked as an investment consultant from 1998 through 2001. Mr. Doolin received his Masters in Business Administration from Pepperdine University, Graziadio School of Business Management in July 2002. Mr. Doolin currently works for a firm specializing in mergers and acquisition.

     Burke Staker, Vice President and a director, is 28 years of age. Mr. Staker graduated from Westminster College, of Salt Lake City. He graduated with a bachelor of science, business degree. Mr. Staker worked for a construction company from 1993 through 2001. Mr. Staker graduated from the University of Utah, and received his Juris Doctorate in June 2003. Mr. Staker is currently working for a regional residential home builder.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.     11-30-03   0     0     0      0     0     0  3,000
Doolin,      11-30-02   0     0     0      0     0     0  3,000
Director,
President

Burke        11-30-03   0     0     0      0     0     0  3,000
Staker       11-30-02   0     0     0      0     0     0  3,000
Director,
Vice
President

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended November 30, 2003. However, the Company has accrued $1,500 per quarter for compensation of the two officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Steven Brand                        237,500                      9.3%
885 East Three Fountains Dr. #212
Salt Lake City, UT 84107

Elinore Doolin                      205,000                      8.0%
8439 South Sun Valley Dr.
Sandy, UT 84093

James P. Doolin                   1,000,000                     39.1%
3410 Manhattan Ave
Manhattan Beach, CA 90266

Cory Powers                         237,500                      9.3%
864 Northcrest
Salt Lake City, UT 84103

Quad D LTD Partnership*             240,000                      9.4%
Sharlene Doolin
5 Pepperwood Drive
Sandy, UT 84092

Burke Staker                        500,000                     19.5%
9131 Maison Drive
Sandy, UT 84093

TOTAL                             2,420,000                     94.7%


* Sharlene Doolin is deemed a beneficial owner, as she is the general partner of Quad D LTD Partnership

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
James P. Doolin                   1,000,000                     39.1%
3410 Manhattan Ave
Manhattan Beach, CA 90266

Burke Staker                        500,000                     19.5%
9131 Maison Drive
Sandy, UT 84093

TOTAL OFFICERS & DIRECTORS        1,500,000                     58.6%

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

                                       THE AUTOLINE GROUP, INC.



Date: 2/12/04                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       THE AUTOLINE GROUP, INC.



Date: 2/12/04                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date: 2/12/04                          /S/BURKE STAKER
                                       Burke Staker
                                       Secretary and Director

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



Dated: 2/12/04                                 /S/ James Doolin
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

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



Dated: 2/12/04                                 /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Financial Officer

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


Dated: 2/12/04                                /S/  James Doolin
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer