Form 10QSB
period 2004-02-29
AUTOLINE GROUP INC
filed 2004-04-07
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 2004

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

                                March 30, 2004

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                             As of February 29, 2004
                              and November 30, 2003

                                                       2/29/04       11/30/03
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   34,982  $    7,461
      Inventory                                                0           0

                                                      -----------    --------
         Total Assets                                 $   34,982  $    7,461
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $   14,594  $   14,594
      Loan from Shareholder                           $   47,958  $   16,008
      Sales Tax Payable                               $      693  $        0
                                                      -----------    --------
         Total Current Liabilities                        63,245      30,602

                                                      -----------    --------
         Total Liabilities                            $   63,245    $ 30,602
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,500,000 shares issued
         and outstanding, respectively
                                                           2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (57,063)    (51,941)
                                                      -----------    --------
         Total Stockholders' Equity                      (28,263)    (23,141)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   34,982  $     7,461
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
    For the Three Month Period Ended February 28, 2003 and February 29, 2004
           and for the period from inception through February 29, 2004


                                                     For the       For the
                                                  Three Months     Three Months
                                                      Ended        Ended
                                                     2/28/03       2/29/04
                                                ---------------    -------------


Revenues                                         $         22,550   $     32,145
Cost of Sales                                              24,066         31,550
                                                   --------------- -------------
  Gross Margin                                             (1,516)           595

General and Administrative Expenses                         5,321          5,317
                                                   --------------- -------------
Net Loss from Operations                                   (6,837)        (4,722)
                                                   --------------- -------------

Interest Expense                                 $            547            400
                                                   --------------- -------------



       Net Loss Before Income Taxes                        (7,384)        (5,122)

Provision for Income Taxes                                      0              0
                                                   --------------- -------------
Net Loss                                         $         (7,384)        (5,122)
                                                   =============== =============

Loss Per Share                                   $           (.01)          (.01)
                                                   =============== =============

Weighted Average Shares Outstanding                     2,556,500      2,556,500
                                                   =============== =============





                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
       For the Three Period Ended February 28, 2003 and February 29, 2004
           and for the period from inception through February 28, 2004




                                                                For the         For the
                                                              Three Month       Three Months
                                                             Period Ending      Period Ending
                                                                2/28/03          2/29/04
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    -------------
---------------------------------
Net Loss                                                 $          (7,384)     $     (5,122)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                                (1,717)                0
    Increase/(Decrease) in income taxes payable                          0                 0
    Increase/(Decrease) in amount due to shareholder                   547               400
    (Decrease)/Increase in accrued liabilities                         867               693
                                                              --------------    -------------
       Net Cash Provided by/(Used for) in Operating  Activities     (7,687)           (4,029)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0
                                                              --------------    -------------
              Net Cash Used by Investing Activities                      0                 0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0
    Payable to Shareholder                                               0                 0
    Loan from a shareholder                                           3000            31,550
                                                              --------------    -------------
              Net Cash Provided by Financing Activities                  0            27,521

                Net Increase(decrease) in Cash                      (4,687)           27,521

Beginning Cash Balance                                               4,687             7,461
                                                              --------------    -------------

Ending Cash Balance                                      $               0            34,982
                                                              ==============    =============


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (5,122) for the three months ended February 29, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include development and marketing of its dealership operations or finding other well-capitalized merger candidates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations
     -------------------

     Management is positioning the Company's operations in the wholesale and retail channels in order for the Company to generate profits by buying and selling automobiles. The Company is concentrating on marketing late model cars, sport utility vehicles and trucks. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other automobile dealers and/or wholesalers in exchange for the issuance of shares of its common stock. As of the date of this filing, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended February 29, 2004, resulted in $32,145 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $37,267, resulting a net loss of $5,122.

     Liquidity
     ----------

     At February 29, 2004, the Company had total current assets of $34,982 and total liabilities of $63,245. Management believes that the Company's current inventory will be sold in the next few months and the Company's cash position will be positive. Management believes that after the Company sells its inventory that the cash available will be sufficient to fund the Company's operations for the next twelve months.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 03/30/04              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  03/30/04                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 03/30/04              /S/JAMES DOOLIN
                            James Doolin, President and Director