Form 10QSB
period 2004-05-31
AUTOLINE GROUP INC
filed 2004-07-14
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2004

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

                                  June 30, 2004

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                               As of May 31, 2004
                              and November 30, 2003

                                                       5/31/04       11/30/03
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    3,575  $    7,641
      Inventory                                           63,550           0

                                                      -----------    --------
         Total Assets                                 $   67,125  $    7,641
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $   80,303  $   14,594
      Sales Tax Payable                                    2,523           0
                                                      -----------    --------
         Total Current Liabilities                        82,826      14,594

      Payable to shareholder                              16,408      16,008

                                                      -----------    --------
         Total Liabilities                            $   99,234    $ 30,602
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 and 2,556,500 shares issued
         and outstanding, respectively
                                                           2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (60,909)    (51,941)
                                                      -----------    --------
         Total Stockholders' Equity                      (32,109)    (23,141)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   67,125  $   7,461
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
             For the Three and Six Month Periods Ended May 31, 2004

                                                     For the          For the     For the       For the
                                                  Three Months       Six Months Three Months   Six Months
                                                      Ended            Ended       Ended         Ended
                                                     5/31/03          5/31/03     5/31/04       5/31/04
                                                ---------------     ------------ -----------   ----------


Revenues                                         $         55,447    $     77,997  $113,370       $145,515
Cost of Sales                                              53,688          77,754  $111,541       $143,091
                                                   ---------------   ------------  --------        --------
  Gross Margin                                              1,759             243     1,829          2,424

General and Administrative Expenses                         7,073          12,394     5,275         10,592
                                                   ---------------   ------------  --------        --------
Net Loss from Operations                                   (5,314)        (12,151)   (3,446)        (8,168)
                                                   ---------------   ------------  --------        --------


Interest Expense                                 $            635    $      1,182       400            800
                                                   ---------------   ------------  --------        --------



       Net Loss Before Income Taxes                        (5,949)        (13,333)   (3,846)        (8,968)

Provision for Income Taxes                                      0               0         0              0
                                                   ---------------   ------------  --------        --------
Net Loss                                         $         (5,949)        (13,333)   (3,846)        (8,968)
                                                   ===============   ============  ========        ========

Loss Per Share                                   $           (.01)   $       (.01) $   (.01)       $  (.01)
                                                   ===============    ============ ========        ========

Weighted Average Shares Outstanding                     2,556,500       2,556,500  2,556,500       2,556,500
                                                   ===============    ============ ========        ========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
             For the Three and Six Month Periods Ended May 31, 2004



                                                                For the          For the       For the       For the
                                                             Three Month        Six Month    Three Month    Six Month
                                                            Period Ending     Period Ending Period Ending Period Ending
                                                              05/31/03          05/31/03      05/31/04      05/31/04
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------   -----------  ------------
---------------------------------
Net Loss                                                 $          (5,949)     $  (13,333)      (3,846)       (8,968)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               (10,438)          8,721      (63,550)      (63,550)
    Increase/(Decrease) in income taxes payable                          0               0            0             0
    Increase/(Decrease) in amount due to shareholder                   635           1,182       33,472        65,422
    Increase/(Decrease) in sales tax payable                             0               0        1,830         1,830
    Decrease/(Increase) in accrued liabilities                      (1,500)         (4,241)         687         1,380
                                                              --------------    ----------      -------        -------
       Net Cash Provided by/(Used for) in Operating  Activities      3,624          (7,671)     (31,407)       (3,886)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0            0             0
                                                              --------------    ----------      -------        -------
              Net Cash Used by Investing Activities                      0               0            0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0               0            0             0
    Loan from a shareholder                                              0           3,000            0             0
                                                              --------------    ----------       ------        -------
              Net Cash Provided by Financing Activities                  0           3,000            0             0

                Net Increase(decrease) in Cash                       3,624          (4,671)     (31,407)       (3,886)

Beginning Cash Balance                                              (3,608)          4,687       34,982         7,461
                                                              --------------    ----------       ------        -------

Ending Cash Balance                                      $              16      $       16        3,575         3,575
                                                              ==============    ==========       ======        =======


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

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (3,846) for the three months ended May 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended May 31, 2003, resulted in $113,370 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $117,216, resulting a net loss of $3,846.

     Liquidity
     ----------

     As of May 31, 2004, the Company had total current assets of $67,125 and total liabilities of $98,234. Management believes that after the Company sells its inventory that the cash available will be sufficient to fund the Company's operations for the next twelve months.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 07/12/04              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  07/12/04                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 07/12/04              /S/JAMES DOOLIN
                            James Doolin, President and Director