Form 10QSB
period 2004-08-31
AUTOLINE GROUP INC
filed 2004-09-30
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2004

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

                                September 17, 2004

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                              As of August 31, 2004
                              and November 30, 2003

                                                       8/31/04       11/30/03
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $    2,745  $    7,461
      Inventory                                                0           0

                                                      -----------    --------
         Total Assets                                 $    2,745  $    7,461
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $   18,356  $    14,594
                                                      -----------    --------
         Total Current Liabilities                        18,356       14,594

      Payable to shareholder                              23,131       16,008

                                                      -----------    --------
         Total Liabilities                            $   41,487    $  30,602
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 issued and outstanding                  2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (67,542)    (51,941)
                                                      -----------    --------
         Total Stockholders' Equity                      (38,742)    (23,141)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $    2,745  $    7,461
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended August 31, 2004 and 2003

                                           For the          For the                   For the          For the
                                        Three Months       Nine Months            Three Months       Nine Months
                                            Ended             Ended                   Ended            Ended
                                           08/31/04          08/31/04                8/31/03          8/31/03
                                       --------------    ---------------         ---------------     ------------


Revenues                                $     99,400      $     244,915         $         41,948    $    119,945
Cost of Sales                                103,450            246,541                   39,175         116,929
                                       --------------    ---------------         ---------------   ------------
  Gross Margin                                (4,050)            (1,626)                   2,773           3,016

General and Administrative Expenses            2,583             13,175                    7,887          20,281
                                        --------------    ---------------        ---------------   ------------
Net Loss from Operations                      (6,633)           (14,801)                  (5,114)        (17,265)
                                        --------------    ---------------        ---------------   ------------


Interest Expense                         $         0       $        800         $            576    $      1,758
                                        --------------    ---------------        ---------------   ------------



       Net Loss Before Income Taxes           (6,633)           (15,601)                  (5,690)        (19,023)

Provision for Income Taxes                         0                  0                        0               0
                                        --------------    ---------------         ---------------   ------------
Net Loss                                 $    (6,633)      $    (15,601)        $         (5,690)        (19,023)
                                        ==============    ===============         ===============   ============

Loss Per Share                           $      (.01)      $       (.01)        $           (.01)   $       (.01)
                                        ==============    ===============         ===============    ============

Weighted Average Shares Outstanding         2,556,500          2,556,500                2,556,500       2,556,500
                                        ==============    ===============         ===============    ============






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended August 31, 2004 and 2003

                                                        For the          For the             For the          For the
                                                      Three Months       Nine Months      Three Months       Nine Months
                                                         Ended             Ended             Ended            Ended
                                                        08/31/04          08/31/04          8/31/03          8/31/03
                                                    --------------    ---------------   ---------------     ------------
Cash Flows Provided by/(Used for)
Operating Activities
---------------------------------
Net Loss                                               $   (6,633)      $   (15,601)    $        (5,690)     $  (19,023)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                       63,550                 0              13,175          21,896
    Increase/(Decrease) in income taxes payable                 0                 0                   0               0
    Increase/(Decrease) in amount due to shareholder        6,723             7,123                 576           1,758
    Increase/(Decrease) in sales tax payable               (2,523)                0               1,900           1,900
    Decrease/(Increase) in accrued liabilities            (61,947)            3,762               1,500          (2,741)
                                                    --------------    ---------------    --------------       ----------
       Net Cash Provided by/(Used for) in Operating          (830)           (4,716)             11,461           3,790
       Activities

Cash Flows Provided by Investing Activities
    Purchase of equipment                                       0                 0                   0               0
                                                    --------------    ---------------    --------------       ----------
              Net Cash Used by Investing Activities             0                 0                   0               0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                       0                 0                   0               0
    Loan from a shareholder                                     0                 0               2,500           5,500
                                                    --------------    ---------------    --------------       ----------
              Net Cash Provided by Financing Activities         0                 0               2,500           5,500

                Net Increase(decrease) in Cash               (830)           (4,716)             13,961           9,290

Beginning Cash Balance                                      3,575             7,461                  16           4,687
                                                    --------------    ---------------    --------------       ----------

Ending Cash Balance                                  $      2,745       $     2,745      $       13,977      $    13,977
                                                    ==============    ===============    ==============       ==========


                            The Autoline Group, Inc.
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of The Autoline Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report of Form 10-KSB for the fiscal year ended November 30, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($15,601) for the nine months ended August 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include development and marketing of its dealership operations or finding other well-capitalized merger candidates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- OFFICER COMPENSATION EXPENSES

          The total expense for the Company's officers of $200 per month is recorded as an accrued liability on the Company's balance sheet, and is part of the general and administrative expenses on the Company's income statement.

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

     The Company incurs expense for the Company's officers of $200 per month. This expense is recorded as a general and administrative expense on the Company's income statement and as an accrued liability on the Company's balance sheet.
     The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended August 31, 2004, resulted in $99,400 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $106,033, resulting a net loss of $6,633.

     Liquidity
     ----------

     At August 31, 2004, the Company had total current assets of $2,745 and total liabilities of $41,487. Management believes that its cash on hand of $2,745 will be sufficient to allow it to continue its operations for the next twelve months.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 09/30/04              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

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


Date:  09/30/04                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 09/30/04              /S/JAMES DOOLIN
                            James Doolin, President and Director