Form 10KSB
period 2004-11-30
AUTOLINE GROUP INC
filed 2005-02-24
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended November 30, 2004
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:  November 30, 2004
- $287,914.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 31, 2004 - $538,815. There are approximately 1,056,500 shares of common voting stock of the Company not held by affiliates. The Company has arbitrarily valued these shares at the highest bid price of $0.51 per share, as of close of February 23, 2005.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                JANUNARY 31, 2005
                                    2,556,500


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

        Business.
        ---------

     The Company is a Utah-based automobile reseller that provides individual customers access to the national wholesale market. From our inception, we have concentrated on developing relationships with customers to provide them with exceptional service and allow them access to a national inventory of automobiles through the wholesale market. Through the Company's service, the general public will be able to purchase cars at or near wholesale prices, and the Company will profit be charging a set fee. The Company's service will allow the Company to maintain minimal inventory and still allow customers a wide variety of vehicles through national auction houses. The Company also believes that certain opportunities may exist within the wholesale arena. The Company may purchase vehicles at an auction and resell either through another auction or through retail channels.

     Although the Company occasionally sells vehicles from its limited inventory it does not intend to generate a majority of its income through its retail channel. As previously mentioned the Company intends to generate a majority of its revenue by providing customers a service in which it will charge a fee. This fee-service will include locating, purchasing and delivering a vehicle to a customer through the wholesale automobile channels.

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

     Principal Line of Business.
     ---------------------------

     Our Company's plan of operation for the next 12 months is to continue the operations of our Company's wholesale and retail automobile dealership. Within the last year we relocated our retail used car sales lot from 268 West Cottage Ave, in Sandy, Utah, to its new location at 257 West Central Ave., Salt Lake City, Utah.

     In addition to providing our customers with access to our inventory of automobiles, we are concentrating on developing relationships with individual customers to provide them with access to a national inventory of automobiles available through the wholesale market. We will charge a set fee for these purchases which will allow our customers to acquire used vehicles at near wholesale prices. Additionally, we may purchase used vehicles from this network of dealerships and/or wholesale auctions and resell the vehicles at a separate auction location.

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

     The Company believes that its second method of advertising, marketing and selling vehicles to non pre-negotiated buyers will also generate revenue for the Company. To support this method of generating revenue the Company generally maintains an average inventory of two used cars at any given time. The cars are typically 2002 model year or newer. The Company carries these vehicles as inventory to market to non pre-negotiated buyers. Inventory is typically carried for less than 90 days. Our inventory control allows us to target our customers to specific niche markets. To date, the Company's inventory has not exceeded more than two cars, because the Company believes that its largest opportunity is serving the pre-negotiated buyers who want to buy a specific vehicle at a specific price. As the Company's inventory is minimal, developing an inventory control system has not been necessary. However, the Company's inventory is insured against theft and accidents, minimizing the Company's losses associated with theft and accident risk. We acquire this kind of inventory from used car wholesalers, used car auctions, and customer trade-ins.

     In making purchases of vehicles intended for sell to non pre-negotiated buyers, the Company takes into account each car's retail value, longevity, and the costs of buying, reconditioning, and delivering the car for resale. The
Company only purchases inventory if it believes that it is acquiring the vehicles at a substantial discount to market prices. The Company believes that some opportunities exist within the resale of these inventoried vehicles, but the Company's primary focus is on serving the pre-negotiated buyer market.

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

     Early Stage of Development.
     ---------------------------

     The Company was formed in June, 2001, and is still at a very early stage of development. The Company faces a high risk of business failure and there can be no assurance that we will achieve profitable business operations.

     The Company's operations may not be profitable.
     -----------------------------------------------

     The purchase and flooring of automobiles can require large up front expenditures and working capital. The Company will also experience expenses related to the general and administrative expenses of the business, including office, computer and software expenses. The Company expects that its operating expenses may result in continued losses. There is no guarantee that the Company's operations will become profitable.

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

     Executive Officers Maintains Significant
     Control Over the Company and its Officers.
     ------------------------------------------

     The Company's Executive Officers control the Company which results in outside investors having minority ownership position and very little control over the Company. Currently the Executive Officers own approximately 59% of the issued and outstanding shares of the Company's common stock. The Executive Officers also maintain control over the Company's board of directors. The Executive Officers also control the Company's business operations and policies.


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

     Potential Liability to Clients.
     -------------------------------

     The Company buys and resells automobiles. Its failure or inability to meet a client's expectations in the performance of these goods could injure the Company's business reputation or result in a claim for substantial damages, regardless of its responsibility for such failure. Although the Company has an insurance policy covering claims in this matter, the successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions.

     Future Capital Needs; Uncertainty of Additional Financing.
     ----------------------------------------------------------

     The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. However, the Company may need to raise additional funds in order to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complimentary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its proposed business and the ability of the Company to generate profits from these operations. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all.

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

     Auditor's Opinion Expresses Doubt About the Company's Ability to Continue as a "Going Concern."
     ---------------------------------------------------------------------------

     The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended November 30, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

Item 2.  Description of Property.
         -----------------------

     The Company currently has no automobiles in its inventory. Its business address is 257 West Central, Ave. Salt Lake City, Utah. The Company has secured such property for a one year period and is currently provided at a cost of $200 per month. Depending on future growth, the Company may find it necessary to acquire a different office and dealership location, but management does not believe that this will be necessary in the near future. The earliest possible date that the Company may have to obtain new facilities will be June, 2006.

     The Company's operations allows the Company to operate at a significantly smaller scale than most automobile dealerships. The Company's office is a 200 square foot office and has adequate space to display three automobiles outside of the office. Because the Company's focus is to provide a service to automobile purchasers the Company does not need a large office, inventory or inventory display.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended November 30, 2004, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

     Market Information.
     -------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is AULN. The Company shares have been traded on the OTC Bulletin Board since June 30, 2003. The following quotes are through the most recent year end:

                                CLOSING BID             CLOSING ASK
                                HIGH    LOW             HIGH    LOW

December 1, 2003                $.50   .01              3.50    1.01
through
November 30, 2004


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

     Results of Operations.
     ----------------------

     The Company's operations during the year ended November 30, 2004, resulted in $287,914 in revenues. General and administrative expenses were $23,256, resulting in an operating loss of ($24,883), and a net loss of ($25,983) after taking into account an interest expense of $1,000 and franchise taxes of $100.

     Liquidity.
     ----------

     At November 30, 2004, the Company had total current assets of $47,928 and total liabilities of $97,052. Management believes that its cash on hand of $47,928 will be sufficient to allow it to continue its operations for over the next year; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of revenue and profit.

     The Company has commenced operations, but it cannot provide any assurances that it will be successful in this effort. Furthermore, the auditor's report addresses thE fact that the Company has accumulated losses since inception, and has minimal assets. If the Company's operations are not able to generate sufficient income and additional moneys are needed in the next twelve months, the Company's mangement will advance the Company monies not to exceed $25,000, as loans to the Company. The loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If the Company needs funds in excess of $25,000, it will be up to the Company's management to raise such monies. These funds may be raised as either debt or equity, but management does not have any plans or relationships currently in place to raise such funds. The Company has commenced operations, but it cannot provide any assurances that it will be successful in these effort.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended November 30, 2004 and 2003

          Independent Auditors' Report

          Balance Sheets - November 30, 2004

          Statements of Operations for the years ended
          November 30, 2004 and 2003

          Statements of Stockholders' Equity for the years ended Novemberf 30, 2004 and 2003

          Statements of Cash Flows for the years ended
          November 30, 2004 and 2003

          Notes to the Financial Statements

                            The Autoline Group, Inc.

             Report of Registered Independent Public Accounting Firm
                            and Financial Statements

                                November 30, 2004


                                TABLE OF CONTENTS


                                                                                                             Page

Report of Independent Registered Public Accounting Firm                                                       1

Balance Sheet -- November 30, 2004                                                                            2

Statements of Operations for the twelve month periods ended November 30, 2004 and 2003
                                                                                                              3
Statements of Stockholders' Equity for the twelve month periods ended November 30, 2004 and 2003
                                                                                                              4
Statements of Cash Flows for the twelve month periods ended November 30, 2004 and 2003
                                                                                                              5

Note to Financial Statements                                                                                 6-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
The Autoline Group, Inc.

     We have audited the accompanying balance sheet of The Autoline Group, Inc. as of November 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Autoline Group, Inc., as of November 30, 2004, and the results of their operations and their cash flows for the years ended November 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that The Autoline Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception, has a net working capital deficiency and a capital deficit which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/MANTYLA MCREYNOLDS
Mantyla McReynolds
Salt Lake City, Utah
February 11, 2005

                            The Autoline Group, Inc.
                                  Balance Sheet
                                November 30, 2004

                                     ASSETS

Assets
     Current Assets
             Cash                                                                                  $              47,928
             Inventory - Notes 1 & 6                                                                                   0
                                                                                                      ----------------------
                    Total Current Assets                                                                          47,928
                                                                                                      ----------------------
                             Total Assets                                                          $              47,928
                                                                                                      ======================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
     Current Liabilities
             Accrued Liabilities                                                                   $                3,786
             Sales Tax Payable                                                                                      2,235
             Payable to Shareholder - Note 5                                                                        2,500
             Related Party Payable - Note 5                                                                        74,023
                                                                                                      ----------------------

                    Total Current Liabilities                                                                      82,544

     Related Party Note Payable - Note 5                                                                           14,508
                                                                                                      ----------------------

                             Total Liabilities                                                      $              97,052

Stockholders' Deficit
     Common Stock - 50,000,000 shares authorized,
             par value of $0.001 per share, 2,556,500
             shares issued and outstanding                                                                          2,557
     Additional Paid-in Capital                                                                                    26,243
     Accumulated deficit                                                                                          (77,924)
                                                                                                      ----------------------

                             Total Stockholders' Deficit                                                          (49,124)
                                                                                                      ----------------------

                             Total Liabilities and Stockholders' Deficit                            $              47,928
                                                                                                      ======================

                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                            Statements of Operations
          For the twelve month period ended November 30, 2004 and 2003

                                                                       Twelve months         Twelve months
                                                                       ended November       ended November
                                                                          30, 2004             30, 2003
                                                                      -----------------     ----------------


Revenues                                                                $  287,914            $  215,227
Cost of Goods Sold                                                         289,541               214,754
                                                                      -----------------     ----------------
Gross Profit (Loss)                                                         (1,627)                  473

General & Administrative Expenses                                           23,256                26,249
                                                                      -----------------     ----------------
          Operating Income (Loss)                                          (24,883)              (25,776)

Other Income and Expense

      Interest Expense                                                      (1,000)               (1,638)
                                                                      -----------------     ----------------
          Net Income Before Income (Loss) Taxes                            (25,883)              (27,414)

Current Year Provision for Income Taxes                                        100                   100
                                                                      -----------------     ----------------
Net Income (Loss)                                                       $  (25,983)           $  (27,514)
                                                                      =================     ================
      Loss Per Share                                                         (0.01)                (0.01)
                                                                      =================     ================
      Weighted Average Shares Outstanding                                2,556,500             2,556,500
                                                                      =================     ================


                 See accompanying notes to financial statements.

                            The Autoline Group, Inc.
                       Statements of Stockholders' Equity
          For the twelve month period ended November 30, 2004 and 2003

                                                                              Additional                                    Net
                                                                                Paid-in           Accumulated          Stockholders'
                                         Common Shares      Common Stock        Capital             Deficit               Equity
                                        ----------------    -------------    --------------     -----------------    ---------------

Balance, November 30, 2002                  2,556,500       2,557                  26,243               (24,427)             4,373

Net loss for the period ended
November 30, 2003                                                                                       (27,514)           (27,514)
                                        ----------------    -------------    --------------     -----------------    ---------------
Balance, November 30, 2003                  2,556,500       2,557                  26,243               (51,941)           (23,142)

Net loss for the period ended
November 30, 2004                                                                                       (25,983)           (25,983)
                                        ----------------    -------------    --------------     -----------------    ---------------

Balance, November 30, 2004                  2,556,500       2,557                  26,243               (77,924)           (49,124)
                                        ================    =============    ==============     =================    ===============


                 See accompanying notes to financial statements.


                            The Autoline Group, Inc.
                            Statements of Cash Flows
          For the twelve month period ended November 30, 2004 and 2003

                                                                         Twelve months         Twelve months
                                                                        ended November        ended November
                                                                           30, 2004              30, 2003
                                                                        ----------------      ----------------
Cash Flows from Operating Activities

Net Income (Loss)                                                           (25,983)           $  (27,514)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Increase in accrued liabilities                                         1,291                 2,495
      Increase in interest payable                                            1,000                 1,638
      Increase in sales tax payable                                           2,235                 (4,240)
      Increase in salaries payable - Note 5                                   4,200                 6,000
      (Increase)/Decrease in inventory                                          -                  31,895
                                                                        ----------------      ----------------
              Net Cash provided by Operating Activities                     (17,257)               10,274

Cash Flows from Financing Activities

      Loan from Shareholder                                                  57,724                2,500
      Payments on Shareholder Loan                                              -                (10,000)
                                                                        ----------------      ----------------
              Net Cash provided by Financing Activities                      57,724               (7,500)
                                                                        ----------------      ----------------
Net Increase (Decrease) in Cash                                              40,467                2,774
Beginning Cash Balance                                                        7,461                4,687
                                                                        ----------------      ----------------
Ending Cash Balance                                                       $  47,928             $  7,461
                                                                        ================      ================


Supplemental Disclosures:

      Cash paid during the year for interest                              $     -               $   -
      Cash paid during the year for income/franshise taxes                $     100             $   100


                 See accompanying notes to financial statements.

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

(c)      Net Loss per Common Share

          In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share because their inclusion would be anti-dilutive.

(d)      Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $47,928 cash at November 30, 2004.

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

(h)      Impairment of Long-Lived Assets

          The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of November 30, 2004.

(i)      Impact of New Accounting Standards

          In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

          In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim- period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual disclosures for its fiscal year ending November 30, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

          In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004.

NOTE 2   Liquidity / Going Concern

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

          The provision for income taxes consists of the following:

          Current taxes                                 $     100
          Deferred tax benefit                             (5,192)
          Benefits of operating loss carryforwards          5,192
                                                        -----------
                                                        $     100
                                                        ===========

          The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $5,192, from $10,373 as of November 30, 2003. Deferred tax assets recognized for deductible temporary difference and loss carryforwards total $0, net of a valuation allowance of $15,565, as detailed below.

          The Company has the following carryforwards available at November 30, 2004:

            Operating losses
              Amount              Expires

                7,008               2021
               17,419               2022
               27,514               2023
               25,983               2024

       Description                 Estimated NOL    Tax      Rate
       Federal Income Tax             (77,924)    (11,689)    15%
       State Franchis Tax             (77,524)     (3,876)     5%
       Valuation Allowance                         15,565
                                                   ------

       Deferred tax asset 11/30/2004               $    -
                                                   ======

          The effective tax rate for continuing operations differs from the statutory tax rate as follows:

Expected provision (taxes on income before taxes)       $     (5,192)
Effect of:

        Increase/(decrease) in valuation allowance             5,192
        State minimum franchise tax                              100
                                                        ------------
Total actual provision                                  $        100
                                                        ============

NOTE 4   Common Stock

          In November 2001, the Company offered up to 100,000 shares of common stock at $0.20 per share, under Rule 504 of Regulation D to additional "accredited investors." The offer commenced on December 1, 2001. In December 2001, the Company sold 55,500 shares of common stock for cash of $11,100. The Company issued an additional 1,000 shares to an individual as reimbursement for expenses. No shares were issued during the periods ended November 30, 2004 and 2003.

NOTE 5   Shareholder Loan / Related Party Transactions

          The Company has recorded a note payable to a shareholder for $10,000. The shareholder loaned $10,000 on a convertible debenture. The principal and interest of ten percent per annum are due at maturity which is in September 2006. The debt and accrued interest are convertible into common shares of the Company's $.001 par value stock, at the rate of either $.10 per share or the average closing bid price of the last three trading days, whichever rate is of greater value. The Company has recorded interest payable on these loans of $4,508 as of November 30, 2004. The total balance due the shareholder was $17,008.

          During 2004, a related  party loaned the Company  $183,639,  of which,
          $125,916 was repaid during the year to purchase inventory and cover operating expenses. Also, the Company has accrued salaries to management of $12,100, $6,000 for the year. The balance of related party payables was $74,023 as of November 30, 2004. See Note 7.

NOTE 6   Inventory

          As of November 30, 2004 there were no items in inventory.

NOTE 7   Subsequent Events

          The Company repaid $43,000 of the related party payable subsequent to the balance sheet date.

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

     Business Experience.
     --------------------

     James P. Doolin, President and a director, is 28 years of age. Mr. Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin worked as an investment consultant from 1998 through 2001. Mr. Doolin received his Masters in Business Administration from Pepperdine University, Graziadio School of Business Management in July 2002. Mr. Doolin currently works as a freelance financial consultant.

     Burke Staker, Vice President and a director, is 29 years of age. Mr. Staker graduated from Westminster College, of Salt Lake City. He graduated with a bachelor of science, business degree. Mr. Staker graduated from law school at the University of Utah in 2003, and currently works as a land acquisition specialist for a regional home builder.

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

                             Long Term Compensation

                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------



James P.     11-30-04   0     0     0      0     0     0    3,000
Doolin,      11-30-03   0     0     0      0     0     0    3,000
Director,
President

Burke        11-30-04   0     0     0      0     0     0    3,000
Staker       11-30-03   0     0     0      0     0     0    3,000
Director,
Vice
President

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the year ended November 30, 2004 However, the Company has accrued $1,500 per quarter for compensation of the two officers efforts, but no cash has been paid. The Company has not entered into any compensation arrangement with any of the Company's employees as of the date of this Report. However, any of the Company's current and/or future employees compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

                                       THE AUTOLINE GROUP, INC.



Date:2/23/05                           /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       THE AUTOLINE GROUP, INC.



Date:2/23/05                           /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:2/23/05                           /S/BURKE STAKER
                                       Burke Staker
                                       Secretary and Director

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



Dated:2/23/05                                  /S/JAMES DOOLIN
                                               ---------------------------
                                               James Doolin
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBARNES OXLEY ACT OF 2002


     In connection with the Annual Report of The Autoline Group, Inc.(the "Registrant") on Form 10-KSB for the year ending November 30, 2004, as filed with the Securities and Exchange Commision on the date hereof(the "Annual Report"), I, James Doolin, Chief Executive Officer, and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirments of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Annual Report fairly represents, in all material respects, the financial condition and result of operations of the Registrant.


Dated:2/23/05                                  /S/JAMES DOOLIN
                                               ---------------------
                                               James Doolin
                                               Chief Executive Officer
                                               Chief Financial Officer