Form 10QSB
period 2005-02-28
AUTOLINE GROUP INC
filed 2005-04-12
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2005

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

                                  April 6, 2005

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


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                             As of February 28, 2005
                              and November 30, 2004

                                                       2/28/05       11/30/04
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $  101,546  $   47,928
      Inventory                                           28,745           0

                                                      -----------    --------
         Total Assets                                 $  130,291  $   47,928
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $    7,151  $    3,786
      Sales Tax Payable                               $    6,852  $    2,235
      Related Party Payable                           $  153,050  $   76,523
                                                      -----------    --------
         Total Current Liabilities                       167,053      82,544

Related Party Note Payable                            $   14,758  $   14,508

                                                      -----------    --------
         Total Liabilities                            $  181,811    $ 97,052
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 shares issued
         and outstanding, respectively
                                                           2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (80,320)    (77,924)
                                                      -----------    --------
         Total Stockholders' Equity                      (51,520)    (49,124)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $  130,291  $   47,928
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
    For the Three Month Period Ended February 28, 2005 and February 29, 2004


                                                     For the          For the
                                                  Three Months      Three Months
                                                      Ended           Ended
                                                     2/28/05         2/29/04
                                                ---------------    -------------


Revenues                                         $        192,088   $     32,145
Cost of Sales                                             186,964         31,550
                                                   --------------- -------------
  Gross Margin                                              5,124           595

General and Administrative Expenses                         7,271          5,317
                                                   --------------- -------------
Net Loss from Operations                                   (2,147)        (4,722)
                                                   --------------- -------------

Interest Expense                                 $            250            400
                                                   --------------- -------------



       Net Loss Before Income Taxes                        (2,397)        (5,122)

Provision for Income Taxes                                      0              0
                                                   --------------- -------------
Net Loss                                         $         (2,397)        (5,122)
                                                   =============== =============

Loss Per Share                                   $           (.01)          (.01)
                                                   =============== =============

Weighted Average Shares Outstanding                     2,556,500      2,556,500
                                                   =============== =============





                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
   For the Three Month Period Ended February 28, 2005 and February 29, 2004




                                                                For the         For the
                                                              Three Month       Three Months
                                                             Period Ending      Period Ending
                                                                2/28/05          2/29/04
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    -------------
---------------------------------
Net Loss                                                 $          (2,397)     $     (5,122)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               (28,745)                0
    Increase/(Decrease) in sales  taxes payable                      4,617                 0
    Increase/(Decrease) in accrued interest                            250               400
    Increase/(Decrease) in salaries payable                            600                 0
    (Decrease)/Increase in accrued liabilities                       3,366               693
                                                              --------------    -------------
       Net Cash Provided by/(Used for) in Operating  Activities    (22,309)           (4,029)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0                 0
                                                              --------------    -------------
              Net Cash Used by Investing Activities                      0                 0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0                 0
    Payments on Shareholder Loan                                  (268,221)                0
    Proceeds from Shareholder Loan                                 344,148            31,550
                                                              --------------    -------------
              Net Cash Provided by Financing Activities             75,927            31,550

                Net Increase(decrease) in Cash                      53,618            27,521

Beginning Cash Balance                                              47,928             7,461
                                                              --------------    -------------

Ending Cash Balance                                      $         101,546            34,982
                                                              ==============    =============


                            The Autoline Group, Inc.
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of The Autoline Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made. All adjustments are of normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.


NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of (2,397) for the three months ended February 28, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include development and marketing of its dealership operations or finding other well-capitalized merger candidates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- RELATED PARTY PAYABLES

          A majority shareholder has financed the acquisition of inventory during the interim period. During the period, a Shareholder loaned $344,148 with $268,221 being repaid.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     Plan of Operations
     -------------------

     Management has positioned the Company's operations in the wholesale and retail channels in order for the Company to generate profits by buying and selling automobiles. The Company is concentrating on marketing late model cars, sport utility vehicles and trucks. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other automobile dealers and/or wholesalers in exchange for the issuance of shares of its common stock. As of the date of this filing, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     As of the date of this report the Company can make no assurances that its business operations will continue to develop and provide the Company with significant cash to continue operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock.

     The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended February 28, 2005, resulted in $192,088 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $194,485, resulting a net loss of ($2,397).

     Liquidity
     ----------

     At February 28, 2005, the Company had total current assets of $130,291 and total liabilities of $181,811. Management believes that t the cash available will be sufficient to fund the Company's operations for the next twelve months.

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


Date: 04/06/05              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  04/06/05                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 04/06/05              /S/JAMES DOOLIN
                            James Doolin, President and Director