Form 10QSB
period 2005-05-31
AUTOLINE GROUP INC
filed 2005-07-14
CIK 1145328

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2005

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

                                  June 30, 2005

                                    2,556,500

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant. The Financial Statements are on file with the Company's Auditor.


                            THE AUTOLINE GROUP, INC.
                                 BALANCE SHEETS
                             As of May 31, 2005
                              and November 30, 2004

                                                        5/31/05      11/30/04
                                                      -----------    --------
                                                      [Unaudited]    [Audited]
                                   ASSETS

Assets

Current Assets
      Cash                                            $   29,464  $   47,928
      Accounts Receivable                                    561           0

                                                      -----------    --------
         Total Assets                                 $   30,025  $   47,928
                                                      ===========    ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accrued Liabilities                             $    4,167  $    3,786
      Sales Tax Payable                               $    4,587  $    2,235
      Related Party Payable                           $   57,267  $   76,523
                                                      -----------    --------
         Total Current Liabilities                        66,021      82,544

Related Party Note Payable                            $   15,008  $   14,508

                                                      -----------    --------
         Total Liabilities                            $   81,029    $ 97,052
                                                      ===========    ========

Stockholders' Deficit:
      Common Stock, $.001 par value;
         50,000,000 shares authorized;
         2,556,500 shares issued
         and outstanding, respectively
                                                           2,557       2,557
      Paid-in Capital                                     26,243      26,243
      Accumulated Deficit                                (79,804)    (77,924)
                                                      -----------    --------
         Total Stockholders' Equity                      (51,004)    (49,124)
                                                      -----------    --------
         Total Liabilities and Stockholders'Deficit   $   30,025  $   47,928
                                                      ===========    ========


                            THE AUTOLINE GROUP, INC.
                            STATEMENTS OF OPERATIONS
         For the Three and Six Month Periods Ended May 31, 2004 and 2005


                                                     For the          For the     For the       For the
                                                  Three Months       Six Months Three Months   Six Months
                                                      Ended            Ended       Ended         Ended
                                                     5/31/04          5/31/04     5/31/05       5/31/05
                                                ---------------     ------------ -----------   ----------


Revenues                                         $        113,370    $    145,515  $176,988       $368,888
Cost of Sales                                             111,541         143,091  $173,235       $360,011
                                                   ---------------   ------------  --------        --------
  Gross Margin                                              1,829           2,424     3,753          8,877

General and Administrative Expenses                         5,275          10,592     2,987         10,257
                                                   ---------------   ------------  --------        --------
Net Loss from Operations                                   (3,446)         (8,168)      766         (1,380)
                                                   ---------------   ------------  --------        --------


Interest Expense                                 $            400    $        800       250            500
                                                   ---------------   ------------  --------        --------



       Net Loss Before Income Taxes                        (3,846)         (8,968)      516         (1,880)

Provision for Income Taxes                                      0               0         0              0
                                                   ---------------   ------------  --------        --------
Net Loss                                         $         (3,846)         (8,968)      516         (1,880)
                                                   ===============   ============  ========        ========

Loss Per Share                                   $           (.01)   $       (.01) $    .01        $  (.01)
                                                   ===============    ============ ========        ========

Weighted Average Shares Outstanding                     2,556,500       2,556,500  2,556,500       2,556,500
                                                   ===============    ============ ========        ========






                             THE AUTOLINE GROUP, INC
                            STATEMENTS OF CASH FLOWS
         For the Three and Six Month Periods Ended May 31, 2004 and 2005



                                                                For the          For the       For the       For the
                                                             Three Month        Six Month    Three Month    Six Month
                                                            Period Ending     Period Ending Period Ending Period Ending
                                                              05/31/04          05/31/04      05/31/05      05/31/05
Cash Flows Provided by/(Used for)
Operating Activities                                          --------------    ----------   -----------  ------------
---------------------------------
Net Loss                                                 $          (3,846)     $   (8,968)         516       (1,880)
Adjustments to reconcile net income to net cash
provided by operating activities:
    (Increase)/Decrease in inventory                               (63,550)        (63,550)      28,745             0
    (Increase)/Decrease in accounts receivable                           0               0         (561)         (561)
    Increase/(Decrease) in income taxes payable                          0               0            0             0
    Increase/(Decrease) in amount due to shareholder                33,472          65,422      (96,383)      (20,457)
    Increase/(Decrease) in sales tax payable                         1,830           1,830       (2,265)        2,353
    Decrease/(Increase) in salaries payable                              0               0          600         1,200
    Decrease/(Increase) in accrued liabilities                         687           1,380       (2,984)          381
                                                              --------------    ----------      -------        -------
       Net Cash Provided by/(Used for) in Operating  Activities    (31,407)         (3,886)     (72,332)      (18,964)

Cash Flows Provided by Investing Activities
    Purchase of equipment                                                0               0            0             0
                                                              --------------    ----------      -------        -------
              Net Cash Used by Investing Activities                      0               0            0             0

Cash Flows Provided by Financing Activities
    Issued stock for cash                                                0               0            0             0
    Loan from a shareholder                                              0               0          250           500
                                                              --------------    ----------       ------        -------
              Net Cash Provided by Financing Activities                  0               0          250           500

                Net Increase(decrease) in Cash                     (31,407)         (3,886)     (72,082)      (18,464)

Beginning Cash Balance                                              34,982           7,461      101,546        47,928
                                                              --------------    ----------       ------        -------

Ending Cash Balance                                      $           3,575      $    3,575       29,464        29,464
                                                              ==============    ==========       ======        =======


                            The Autoline Group, Inc.
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of The Autoline Group, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made. All adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2- LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception, has minimal assets, and has a net operating loss of ($1,880) for the six months ended May 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include development and marketing of its dealership operations or finding other well-capitalized merger candidates. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- RELATED PARTY PAYABLES

          A majority shareholder has financed the acquisition of inventory during the interim period. During the six months ended May 31, 2005, a shareholder loaned $400,905 with $380,448 being repaid.

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

     Results of Operations
     ---------------------

     The Company's operations during the quarterly period ended May 31, 2005, resulted in $176,988 in revenues. Cost of goods sold, general and administrative expenses and interest expenses were $176,472, resulting in net income of $516.

     Liquidity
     ----------

     As of May 31, 2005, the Company had total current assets of $30,025 and total liabilities of $81,029.

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

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The Autoline Group, Inc. (the "Company") on Form 10-QSB for the quarter ended May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 07/13/05              /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


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


Date:  07/13/05                 /S/JAMES DOOLIN
                                --------------------------------------------
                                James Doolin, Chief Executive Officer and
                                 Chief Financial Officer




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Autoline Group, Inc.



Date: 07/13/05              /S/JAMES DOOLIN
                            James Doolin, President and Director