Form 10QSB
period 2005-08-31
AUTOLINE GROUP INC
filed 2005-10-17
CIK 1145328

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2005
                           ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  000-49817
                                      ---------

                            GENOSYS, INC.
                            -------------
          (Name of Small Business Issuer in its Charter)

            UTAH                                        87-0671592
            ----                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                         5063 N. Riverpark Way
                           Provo, Utah 84604
                         ---------------------
               (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (801) 319-2324

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                            Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____
No:

                            Not Applicable.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

     September 30, 2005 - 41,254,500 shares of common voting stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                None.

Transitional Small Business Issuer Format:   Yes X   No
                                                ---    ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Company.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]


                  Condensed Financial Statements

                         August 31, 2005

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                     Condensed Balance Sheet
                         August 31, 2005
                           (Unaudited)

                                                    August 31,   November 30,
                                                       2005         2004
                                                   (unaudited)    (Audited)
                        ASSETS
Current Assets
   Cash and cash equivalents                        $   4,222    $  47,928
                                                    ---------    ---------
Total Current Assets                                    4,222       47,928
                                                    ---------    ---------
Other Assets
   Intangible asset                                       677            -
                                                    ---------    ---------
Total Other Assets                                        677            -
                                                    ---------    ---------
Total Assets                                        $   4,899    $  47,928
                                                    =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
   Accounts Payable                                 $   3,250    $   3,786
   Sales Tax Payable                                        -        2,235
   Due to stockholder                                  56,166       76,523
                                                    ---------    ---------
Total Current Liabilities                              59,416       82,544

Related Party Note Payable                             15,258       14,508
                                                    ---------    ---------
Total Liabilities                                   $  74,674    $  97,052
                                                    ---------    ---------
Stockholders' Deficit
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  42,556,500 and 2,556,500, respectively               42,557        2,557
  Paid-in capital                                      (9,757)      26,243
  Deficit accumulated during development stage       (102,575)     (77,924)
                                                    ---------    ---------
Total Stockholders' Deficit                           (69,775)     (49,124)
                                                    ---------    ---------
Total Liabilities and Stockholders' Deficit         $   4,899    $  47,928
                                                    =========    =========

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                Condensed Statements of Operations
For the three and nine month periods ended August 31, 2005 and 2004
                           (Unaudited)

                         For the Three Months Ended For the Nine Months Ended
                                 August 31,                 August 31,
                           2005             2004       2005            2004
Revenues                  $       -   $   99,400    $  368,888   $  244,915
Cost of Sales                     -      103,450       360,011      246,541
                          ---------   ----------    ----------   ----------
Gross Margin                      -       (4,050)        8,877       (1,626)

General and Administrative   22,522        2,583        32,779       13,175
                          ---------   ----------    ----------   ----------
Total Expenses               22,522        2,583        32,779       13,175
                          ---------   ----------    ----------   ----------
Net Income (Loss) from
operations                  (22,522)      (6,633)      (23,902)     (14,801)

Interest Expense                250            -           750          800
                          ---------   ----------    ----------   ----------
Net Income (Loss) Before
Income Taxes                (22,772)      (6,633)      (24,652)     (15,601)

Provision for Income taxes        -            -             -            -
                          ---------   ----------    ----------   ----------
Net Loss                  $ (22,772)  $   (6,633)   $  (24,652)  $  (15,601)
                          =========   ==========    ==========   ==========
Loss per share            $   (0.01)  $    (0.01)   $    (0.01)  $    (0.01)

Weighted Average Shares
Outstanding              10,943,597    2,556,500     4,454,310    2,556,500
                         ==========    =========     =========    =========

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                     Statements of Cash Flows
For the three and nine month periods ended August 31, 2005 and 2004
                           (Unaudited)

                         For the Three Months Ended For the Nine Months Ended
                                 August 31,                 August 31,
                           2005             2004       2005            2004

Cash Flows from Operating
Activities

Net Loss                     $ (22,772) $  (6,633)   $   (24,652) $   (15,601)

Adjustments to reconcile
net (loss) to net cash
provided by operating
activities:
   (Increase)/decrease in
     accounts receivable           561          -              -            -
   (Increase)/decrease in
     inventory                       -     63,550              -            -
   Increase/(decrease) in
     accounts payable             (917)   (61,947)          (536)       3,762
   Increase/(decrease) in
     sales taxes payable        (4,587)    (2,523)        (2,235)           -
   Increase/(decrease) in
     amount due shareholder       (850)     6,723        (19,606)       7,123
                               -------   --------      ---------    ---------
Net Cash From Operating
Activities                     (28,565)      (830)       (47,029)      (4,716)

Cash Flows From Financing
Activities

   Common stock issued for
   cash                          3,323          -          3,323            -
                               -------   --------      ---------    ---------
Cash Flows From Financing
Activities                       3,323          -          3,323            -
                               -------   --------      ---------    ---------

Net Increase (Decrease) in
Cash                           (25,242)      (830)       (43,706)      (4,716)

Beginning Cash Balance          29,464      3,575         47,928        7,461
                               -------   --------      ---------    ---------
Ending Cash Balance            $ 4,222   $  2,745      $   4,222    $   2,745
                               =======   ========      =========    =========

Supplemental Disclosure Information

   Cash paid during year for
   interest                    $     0   $      0      $       0    $       0
   Cash paid during year for
   income taxes                $     0   $      0      $       0    $       0
   Issued common stock for
   Intangible Assets           $   677   $      0      $     677    $       0
   Issued common stock for
   Services                    $     0   $      0      $       0    $       0


        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
             Notes to Condensed Financial Statements
                         August 31, 2005


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operation for period ended August 31, 2005 are not necessarily indicative of the operating results for the full years.

Effective as of August 18, 2005, The Autoline Group, Inc. ("Autoline") executed an agreement and plan of merger with GeNOsys, Inc. ("GeNOsys"), whereby each one share of outstanding GeNOsys common stock was exchanged for one share of Autoline common stock. 40,000,000 shares were issued as a result of this agreement.


NOTE 2 - GOING CONCERN

The Company does not have significant assets and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to develop business opportunities by actively marketing the intangible assets owned by the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

A majority shareholder has paid expenses on behalf of the Company. During the period, a shareholder paid $20,000 on behalf of the Company. The Company accrued interest of $250 due to a shareholder and repaid a shareholder $21,300 during the period. Additionally, the Company accrued salaries to management of $400.

NOTE 4 - STOCK

On June 30, 2005, GeNOsys, Inc. issued 33,231,456 shares in exchange for $3,323 in cash. GeNOsys issued 200,000 shares of stock in order to obtain intellectual property rights. In addition, GeNOsys issued 2,768,544 shares as part of a compromise and settlement agreement to obtain additional intellectual property rights. Furthermore, GeNOsys issued 3,800,000 shares for a consulting agreement. Effective August 18, 2005, the Company executed an agreement and plan of merger with a subsidiary of The Autoline Group, Inc.
("Autoline"), with GeNOsys being the surviving entity.   All outstanding
shares of GeNOsys, including the aforementioned issuances, were converted into and exchanged for one share of Autoline, amounting to 40,000,000 shares being issued.

NOTE 5- SUBSEQUENT EVENTS

On September 12, 2005, the Company divested the automobile dealership operations of the The Autoline Group 2, Inc. subsidiary to a former officer and director of the Company. The Company conveyed all outstanding shares of Autoline 2 in exchange for an Indemnification Agreement. Some liabilities, included on the balance sheet, were subsequently indemnified by the former officer.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

Effective as of August 18, 2005, we, Autoline Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of ours ("Subsidiary") and GeNOsys, Inc., a Nevada corporation ("GeNOsys"); executed an Agreement and Plan of Merger (the "Merger Agreement"), whereby Subsidiary merged with and into GeNOsys with GeNOsys being the surviving entity and becoming a wholly-owned subsidiary of ours; and whereby each one (1) share of issued and outstanding common stock of GeNOsys (the "GeNOsys Shares") was exchanged by the GeNOsys stockholders (the "GeNOsys Stockholders") for one (1) share of our common stock, amounting to 40,000,000 shares. For more information on the Merger Agreement, see our 8-K Current Report, as amended, filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005. This information should be read in conjunction with that Current Report.

In December, 2003, our founders were successful in producing a portable, medical gas generator. We were able to produce oxygen, carbon dioxide and nitric oxide gas. The following year, 2004, improvements and simplifications were made in order to produce nitric oxide. Preliminary safety tests on animals were conducted and the results were eminently successful. The thrust to produce nitric oxide will be the main focus for the generator in the following phases. Each phase coincides with a specific milestone, cost and development process.

Phase I: In the first 12 months, we intend to contract with a pharmaceutical formulation development laboratory, (IriSys, Inc. is presently anticipated to be that laboratory) to improve the formulation and deliver the first nitric oxide generating tablets that will be produced under the FDA, Good Laboratory Practices, guidelines. Generators capable of using these tablets will also be manufactured by contractors, (Paradigm Group is presently anticipated to be that contractor) under the FDA, Good Manufacturing Practices, guidelines in preparation for entry into the commercial laboratory market as well as use for feasibility studies and preliminary animal safety and efficacy trials. These trials will also be contracted (Cato Venture Group ["Cato"]) is presently anticipated to be that company) and will be conducted within FDA and overseas requirement guidelines, in order to determine acceptable dose ranges for treatment of TB. This will be done in preparation for application to the FDA for an Investigational New Drug Number ("IND No."). Protection of proprietary, intellectual property, with molecular patent applications, will also be filed. Estimated time and cost for Phase I is not to exceed one year and $2,270,000.

Phase II: In the following 12 months, we will prepare and submit IND No. application to the FDA. We will then begin human clinical trials for TB with our newly designed generators and formulated tablets. Coinciding with the clinical trials, the initial production improvements and Canadian Electrical Safety Association and Underwriters Laboratories Electrical Safety USA approvals for the generator will also be completed in order to facilitate multiple unit production. We will then contract an FDA approved, manufacturer to build the first production runs of commercial laboratory generators. These will be used for laboratory sales as well as for clinical trials. It is of strategic importance that the same generators be used for the clinical trials as will be commercially available for the medical market in order to have the device approved at the same time as the therapy. We will initiate and train a limited number of sales and service personnel in order to facilitate transition to a distributor. At this time, we will hire a CEO and the associated staff and lease appropriate office space. Estimated time and cost for Phase II is also one year and $2,500,000.

Phase III: Complete contracted clinical trials for TB and submit to FDA for approval. Estimated time and cost for clinical trials is three to five years and between $6,000,000 to $7,000,000. We will continue laboratory generator sales and examine non-human spin-off opportunities for use of our product.

Phase IV: Obtain FDA approval of generators for attenuation of TB. Overall time and cost to FDA approval is estimated to be six to eight years and $12,000,000. At this time, we will expand staff and facilities consistent with an orderly transition; train clinicians and distributors; manufacture and sell tablets and generators for TB; minimize costs of manufacturing and increase profits; and examine off-label uses for generators.

These cost estimates were made by John W. R. Miller, our President, who has approximately 25 years of experience in the medical gas industry.

Our plan of operation for the next 12 months is to complete the preparation and submission of the U.S. FDA Investigational New Drug Application ("IND") to support the generation of Nitric Oxide for use in treatment of human diseases.

A Gap Analysis for the U.S. IND, meaning a Non-clinical Assessment, a Clinical Assessment and Chemistry, Manufacturing and Controls Assessment ("CMC"), preparation for attendance at a Pre-IND meeting with the FDA, and the U.S. IND, with the aid and assistance of Cato and IriSys.

A Clinical Program and Study Design (s), meaning clinical experts will be utilized for assessment as well as attendance at a Pre-IND meeting, (if requested, with the aid and assistance of Cato).

Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.

Funding.
--------

During the fourth quarter of 2005, we will conduct a private offering of approximately 3,833,334 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), at an offering price of $0.60 per share to raise approximately $2,300,000, to fund the commencement of our Plan of Operation. Substantial additional funds will still be required if we are to reach our goals that are outlined above, even if this planned offering is a success. We currently have no arrangements or understandings that will assure that we can successfully complete this offering, and no assurance can be given that we will be able to do so. Without this funding, we cannot commence our planned business operations.

Assumptions.
------------

Our projections are based upon the following assumptions, among others:

   * a slow-growth economy, without a major world recession;

   * that there are no unforeseen changes in technology that make our products obsolete;

   * access to substantial equity capital and financing sufficient;

   * FDA approval of our TB generator;

   * that WHO will remain positive in its support for eradication of TB; and

   * that our FDA approved device for TB will be sold and prescribed off-label for numerous diseases.

Forward-looking Statement.
--------------------------

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of August 18, 2005, we, Subsidiary and GeNOsys executed the Merger Agreement whereby Subsidiary merged with and into GeNOsys with GeNOsys being the surviving entity and becoming a wholly-owned subsidiary of ours; and whereby each one (1) share the GeNOsys Shares was exchanged by the GeNOsys Stockholders for one (1) share of our common stock, amounting to 40,000,000 shares. For more information on the Merger Agreement, see our 8-K Current Report, as amended, filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005. This information should be read in conjunction with that Current Report.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

On September 12, 2005, we divested the automobile dealership operations of our subsidiary, The Autoline Group 2, Inc., to a former officer and director (James P. Doolin) of our Company. We conveyed all outstanding shares of this wholly-owned subsidiary to him in exchange for payment of our required fee under an Indemnification Agreement related to the Merger Agreement. Some liabilities included on the balance sheet were subsequently indemnified by this former officer.

Effective October 10, 2005, our name was change to "GeNOsys, Inc.

Item 6.   Exhibits.

               31.1  302 Certification of John W. R. Miller

               31.2  302 Certification of Christine Melanie Woodruff Jones

               32    Section 906 Certification.

               *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENOSYS, INC.

Date: 10/17/2005                         By  /s/John W. R. Miller
      ----------                             ------------------------
                                             John W. R. Miller, Director
                                             and President

Date: 10/17/2005                         By  /s/Christine Melanie Woodruff
      ----------                             Jones
                                             ------------------------
                                             Christine Melanie Woodruff Jones,
                                             Director, Secretary/Treasurer