Form 10KSB
period 2005-11-30
GeNOsys, Inc.
filed 2006-03-07
CIK 1145328

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended November 30, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                         5063 N. Riverpark Way
                           Provo, Utah 84604
                         ---------------------
               (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (801) 420-9994

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock.

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [  ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X   No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined
by Rule 12b-2 of the Exchange Act).  Yes      No X
                                         ---    ---

     State Issuer's revenues for its most recent fiscal year: November 30, 2005 - $0.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: February 22, 2006 - $39,671,198. There are approximately 12,021,575 shares of our common voting stock held by non-affiliates. This valuation is based on the average of the bid and asked prices of our shares of common stock on the OTCBB on February 22, 2006, of $3.30 per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PAST FIVE YEARS)

     Not Applicable.

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: February 22, 2006 - 45,668,031 shares of common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

     Transitional Small Business Issuer Format   Yes  X   No
                                                     ---     ---
                              PART I

Item 1.  Description of Business.
        -------------------------

Business Development.
---------------------

     References to our "Company," "our," "we," "us" and words of similar import refer to GeNOsys, Inc., a Utah corporation, formerly known as "The Autoline Group, Inc." And our wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation ("GeNOsys Nevada"), as applicable. Our only current operations are those of GeNOsys Nevada that are and will be conducted through GeNOsys Nevada as our wholly-owned subsidiary.

     Autoline.
     ---------

     For any historical information regarding Autoline under any caption that is not included below, please see the our 10-SB Registration Statement, as amended, duly filed with the Securities and Exchange Commission on May 14, 2002, and amended on September 10, 2002, November 19, 2002 and December 9, 2002 (our 10SB"); our 10-KSB Annual Report for the year ended November 30, 2004, duly filed with the Securities and Exchange Commission on February 24, 2005 (our "2004 10-KSB"); and our 10-QSB Quarterly Report for the quarter ended May 31, 2005, duly filed with the Securities and Exchange Commission on July 14, 2005 (our "May 31 10-QSB") which are incorporated herein by reference. See Part III, Item 13.

     We formed The Autoline Group 2, Inc., a Utah corporation and wholly-owned subsidiary ("Autoline 2"), through which we commenced to conduct all of our automobile purchase and sale operations from on or after August 5, 2005.

     Effective August 18, 2005, we acquired GeNOsys Nevada and succeeded to its then planned business operations and intellectual property. See our 8-K Current Report dated August 18, 2005, and our 8-KA Current Report dated August 18, 2005, respectively filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005, and which are incorporated herein by reference. See Part III, Item 13. Also see the heading "Business," below, for a complete description of the planned business operations and intellectual property to which we succeeded.

     On September 12, 2005, we conveyed all of the securities of our wholly-owned subsidiary, Autoline 2, through which we formerly conducted all of our automobile purchase and sale operations, as payment of our obligations under our Indemnification Agreement with James P. Doolin, a former director and executive officer of Autoline who had agreed to assume, pay and indemnify and hold us and GeNOsys Nevada harmless from and against any and all liabilities of our Company that existed or were based upon transactions that occurred prior to the closing of the GeNOsys Nevada merger on August 18, 2005; and with this conveyance, we ceased all of these operations. See our 8-KA Current Report dated August 18, 2005, referenced in Part III, Item 13.

     On September 19, 2005, we filed a Definitive Information Statement with the Securities and Commission and mailed it to our shareholders on that date respecting resolutions of our Board of Directors and persons owning a majority of our outstanding voting securities that would amend our Articles of Incorporation by changing our name to "GeNOsys, Inc.," to be effective on or about October 10, 2005.

     We completed the private sale to certain "accredited investors" as defined in Regulation D and Rule 506 of the Securities and Exchange Commission of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock that were "restricted securities" as defined in Rule 144 at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million.

     On January 24, 2006, we executed a Research and Advisory Services Agreement (the "Agreement") with IriSys Inc., a Pharmaceutical Formulation Development and cGMP ("current good manufacturing practices") firm located in San Diego, California. Under the Agreement, IriSys will provide contract services to us to support the development of a tablet that produces a known quantity of nitric oxide when used in conjunction with development of our custom generators, all as discussed below. IriSys' development activities will include methods suitable for the germination of the tablet properties and nitric oxide generation; the formulated development of the components to determine the process of producing tablets with acceptable characteristics for use in our generators; the development of a blending and tableting process; prototype development; packaging development; manufacturing and process development; stability testing; and analytic methods validation. These services are anticipated to commence on or about February 15, 2006, at an estimated cost of approximately $408,000, payable in various increments based upon progress billings over an estimated eight month period during which IriSys estimates they will have completed these services.

     Business.
     ---------

     We have not commenced planned principal operations. Our only business conducted to the end of our fiscal year was the acquisition of our intellectual property (the "Technology Rights") that were owned by GeNOsys Nevada prior to our merger with them and our Research and Advisory Services Agreement with IriSys to assist in the development of our Technology Rights that is discussed above under the heading "Business Development" of this Part I, Item 1.

     With the completion of the merger with GeNOsys Nevada, we are now a medical research and development company that intends to specialize in pharmaceutical, bio- technical and medical gas generating systems. Nitric oxide gas will be the primary gas for medical and non-medical uses that will be generated by us, along with various combinations of beneficial medical gases suitable for the treatment of human diseases.

     Nitric oxide gas is produced and sold commercially by all major gas companies as a specialty gas mixture and calibration gas. Nitrogen dioxide is present in all nitric oxide gas currently produced; that limits the size of the dose of nitric oxide gas that can be administered to humans and animals.

     We have developed a proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators. The nitric oxide gas is produced in our desktop generators by heating this tablet compound. We believe that with further formulation of our proprietary compound, we can make nitric oxide gas with less toxic amounts of nitrogen dioxide. We believe our process can produce nitric oxide gas in ample quantities for any current or prospective use and at a substantially reduced price of all currently available technologies.

     Our current generator model is capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use; we will require a smaller inexpensive version for one time use for the treatment of Tuberculosis ("TB") as discussed below; and for the treatment of animals on a farm or commercial enterprise, our generators would have to be larger. Dose size is proportionate to the size of the generator, with tablets for human use anticipated to be about 10 grams or about the size of a vitamin C tablet. We need to further develop our generator and our tablet formulation for high production quantities and consistency. The tablets must have a known shelf life and be available in various configurations and produce known concentrations and known volumes of gas. Packaging will be another developmental process that will need to be addressed. IriSys has now been contracted for these purposes, as indicated above.

     We estimate that non-medical sales should be able to take place earlier than United Stated Food and Drug Administration ("FDA") approval; however, the development of our proprietary formulation tablet is the bottleneck to both the non-medical market as well as the application for an Investigation New Drug ("IND") Number requirement to begin the FDA study. We believe that selling our generator earlier into the market as laboratory equipment will pave the way for sales of our medical generator and proprietary tablets; but expected financial contributions from non-medical generator and tablet sales will be too late to help with the substantial costs of the FDA approval process for human medical uses. We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will require there own financing too. We anticipate that we can produce nitric oxide gas for the non-medical market as early as the beginning of fiscal 2007.

     All human medical uses of nitric oxide gas require FDA approval and the approval of similar international agencies. That is a long and expensive process, with no assurance that any such approval can ever be gained. We believe that we can reduce regulatory time by "proving equivalence" to existing, FDA approved, nitric oxide, compressed gas cylinders. We estimate that we can enter this market in fiscal 2011, if we are successful in "providing equivalence" in our testing, and subject to the availability of required funding. See Part II, Item 6, for a discussion of our milestones and funding requirements.

     Our desire is to target TB as the first disease to be attenuated through the use of inhaled nitric oxide generators. We will probably require development of a small personal generator for the treatment of TB, along with tablets formulated for this use.

     Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company and to:

     * manufacture and sell medical grade nitric oxide generators and tablets for use in the relief of human diseases;

     * offer value added services such as custom generators adapted for the treatment of various diseases;

     * hire staff both currently identified and unidentified to implement our business concept;

     * complete studies that will verify the correct dosage and duration of inhaled nitric oxide;

     *     use these studies to obtain an IND No. from the FDA;

     * conduct conclusive studies of inhaled nitric oxide for the relief of TB;

     * gain FDA approval of our generating system for the relief of TB, and to reach a break-even point by the end of year five; and

     * establish GeNOsys as the generator system that will be used off-label for a host of other diseases.

     We have identified certain key strategies that we feel are essential for our success:

     * the development of portable, economic, consistent generation of pure nitric oxide gas for medical use;

     *     key financial management team members;

     * technological advantage made possible through technical advancement in disease control using nitric oxide;

     * experienced, previously successful FDA regulatory management members gives us a strategic advantage;

     *     financially successful nitric oxide applications; and

     *     general public awareness of other nitric oxide medical products.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

     Our principal products are our nitric oxide gas generator; our medical gas generator; and our proprietary compound formulation for use in these generators for producing nitric oxide gas. We believe that our Technology Rights represent an improvement in existing methods of producing and delivering nitric oxide gas. See the heading "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts," of this Item, below. There are no current human medical uses for nitric oxide that do not require prior FDA approval. See the heading "Need for any Governmental Approval of Principal Products or Services," of this Item, below.

     Our business model is built upon the sale of our gas generators to hospitals, laboratories and other medical groups requiring our products, with ongoing revenues being expected from the continued sale of our proprietary nitric oxide producing tablets.

     In order to further shorten the time line to positive cash flow and to lessen the cash demand, laboratory sales of generating devices will commence as soon as possible. Less stringent regulatory demands make this an attractive method of infiltration into the research community. Traditionally, research and laboratory markets are offered "safe harbor" status from patent infringement and legal entanglements that are designed to impede entry by newcomers into the market. As sales increase in the laboratory market, new uses for the gas generator will be spawned as well as new applications and dose ranges for other diseases that may be unknown at this time. This new knowledge can be used to our advantage in customizing and updating generators for these new markets.

     The following are some of the projected uses of our Technology:

     Laboratory and Testing.
     -----------------------

     There is a substantial market for use of nitric oxide gas for use in experiments and various medical and non-medical trials and experiments, most of which do not require the use of a medically approved nitric oxide gas. We will target that market as soon as we have completed planned additional development of our generator and the further formulation of our proprietary compound, estimated to be completed by late fiscal 2006 or early fiscal 2007.

     TB.
     ---

     There is an urgent need to tackle TB in the world, with one billion cases expected by 2020 and 70 million moralities by 2020. Due to the high costs of antibiotics and the resistance of the new stain of TB to these antibiotics, TB has once again become a worldwide issue. Preliminary tests on human subjects at the University of Alberta Medical Research Center indicated successful treatment of this disease can be accomplished by the inhalation of 80 parts per million nitric oxide gas for a period of 24 consecutive hours. In discussions with the World Health Organization ("WHO"), the magnitude of producing enough nitric oxide gas for this therapy requires that a generator be used. The low cost and high volumes required make our nitric oxide generator the ideal choice for this project.

     Bovine TB.
     ----------

     This disease is easily transmitted from cattle, elk, deer and other herd animals to humans by means of sputum. This disease impacts the elk industry because any known cases of the disease require that the entire herd be terminated. In addition, herds that the infected animal originated from are also terminated. This presents a financial hardship for elk ranchers in that a dependable and economical cure has not been available. The generation of nitric oxide and the opportunity for low cost eradication of the disease will now be available through the use of our nitric oxide generators. The market size of this opportunity is indicated by the fact that the entire elk population in New Zealand has been diagnosed with bovine TB. As the approvals for the equine applications are obtained, a parallel track will be taken to gain approvals for bovine TB.

     Pets and Small Animals.
     -----------------------

     The generation of nitric oxide for use in the animal pet industry is of significant financial interest in that the market size is larger than the large animal industry. It is growing at an unprecedented rate with the advent of pet owners spending more on the health of their pets than on their own personal health. Caesarian section on poodles is not uncommon. Human medicine is reflected in the animal industry in every surgical procedure, analgesic application and ethical medical practice.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

     In North America, the FDA restricts sales of drugs that do not meet with their approval. Our strategy will be to ensure that our human medical products are FDA approved. After FDA approval, we will choose an appropriate distributor that has a complimentary line of products. The estimated time to market is approximately five years; however, because of the nature of the process, there can be no assurance as to the actual timing or success of the process. Existing sales of nitric oxide gas are over 100 million per year at very high dosage costs. We expect to significantly expand this market by reducing the per unit dosage costs. It is of importance to note that third world countries follow the lead of the FDA on matters concerning sale of pharmaceuticals in their countries. Regardless of their own health protection agencies, the FDA must first approve the product; then their own approval is ordinarily granted as a formality. Sales to third world countries will be effected in conjunction with the World Bank as well as the WHO.

     Market strategy is linked to the key users of our products during our clinical trials. Early innovators will be sought out to use our products in our clinical trials. The early innovators are the best word of mouth advertisers in the medical community. We intend to secure the services of several key individuals who may be specifically helpful in advancing our sales and marketing opportunities.

     Generally, we will have direct to customer contacts to gain interest in our products by demonstration and use, and then, when productive, we will engage a distributor to handle our marketing and distribution.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

     None; not applicable.

     Competitive Business Conditions.
     --------------------------------

     We are entering the medical device and therapy business. Although competitive, there are certain protections allowed an FDA approved drug. When approval is given, by default, other competitors are excluded because of the high costs of attaining the approval as well as the futility of duplicating the same drug application as investment in the same drug, would be unprofitable duplication. Patents also inhibit competition. Additionally, our anticipated low production cost nitric oxide gas may inhibit competitors from entry into the market. We estimate that 10 grams of our tablet formulation will produce one liter of one million parts per million gas. Therapeutic doses of gas range from 1ppm to 300ppm, thus allowing a serious volume advantage to us. Production costs of the chemical are expected to be a fraction of current industry costs.

     Regardless, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies, including our generators and our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas. For risks associated with patent rights and other proprietary rights, see the Risk Factor, "We Face Intense Competition in the Markets Targeted by Our Products"; "Most All of Our Competitors Have Substantially Greater Resources than We Do and Have Been in Business Longer Than We Have"; and "We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source," below, under the caption "RISK FACTORS." Nitric oxide is sold commercially by all major gas companies as a specialty gas mixture and calibration gas. These gases are not medical use gases. The major competitors in this industry are Praxair (Union Carbide); Airgas; Air Liquide (Liquid Air); AGA (Europe); and Mattheson Gas.

     Extensive research is currently being done by numerous pharmaceutical companies, colleges and universities on various treatments utilizing nitric oxide gas. Over 20,000 articles have been published on various nitric oxide experiments and another 5,000 are being published yearly. Findings of these studies will only increase the current competition in this field for medical uses of nitric oxide.

     Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     The substances that make up our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators are common substances that are readily available from many sources.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     It is not presently anticipated that we will be dependent upon one or a few major customers for our success or for the sale of our products. We believe the markets for nitric oxide gas are wide and varied and will continue to grow. If our Technology is successful in producing low cost nitric oxide gas for non-medical use and for use in the treatment of human diseases and maladies as outlined above, we believe that the use of nitric oxide gas will increase substantially, following further testing of its potential benefits for commercial use and in the treatment of humans.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

        We have and have succeeded to the following rights with respect to our products:

     * Nitric Oxide Gas Generator, Canadian Patent Application, Serial Number 2,413,834, Filed December 10, 2002;

     * Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     * Nitric Oxide Gas Generator, U. S. Patent Application, Serial No. 10/733,805, Filed December 10, 2003;

     * Method of Inducing Bleeding After Dental Surgery, Canadian Patent Application, Serial No. 2,423,678, Filed March 27, 2003;

     * Method of Inducing Bleeding After Dental Surgery, U. S. Patent No. Application, Serial No. 10/811/778, Filed March 29, 2004; and

     * Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004.

     We have not filed any patent applications or other applications that may protect our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators; however, following further development and formulation of this compound, we anticipate filing patent applications in the United States, Canada and other foreign countries that will cover the molecular composition of this compound and its planned use or uses. We also anticipate further development and design of our generators. See Part II, Item 6, specifically, the heading "Plan of Operation."

     For risks associated with patent rights and other proprietary rights, see the Risk Factors, "If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively Affected," "We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others" and "We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming," below, under the caption "RISK FACTORS," below.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

     One of our corporate strategies is produce nitric oxide gas for use in the treatment of human diseases and maladies. That application will require prior FDA approval, which approval process is expected to take many years; approval is never assured; and which process is very time consuming and costly. We do not presently have the funds available for these purposes, and no assurance can be given that we will be able to raise the required funding for this planned application of our products.

     The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations that relate to the use of our products in the treatment of humans.

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our generator and our nitric oxide tablet product. For human use of either, both will require regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources. Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business. Our policy will be to conduct our research and development activities in compliance with current FDA guidelines, and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

     Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. This process can be both lengthy and costly and the results are uncertain. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application ("IND") or equivalent, human clinical trials and approval of a New Drug Application ("NDA"). The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin. Clinical trials generally involve a three-phase process:

     * Phase I trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug absorption, distribution and metabolism;

     * Phase II trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages and dose regimens, expand evidence of the safety profile and, perhaps, determine preliminary efficacy; and

     * Phase III large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies.

     The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices ("GMP"). In complying with GMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance or engage the services of outside contractors who are well versed in compliance with these requirements. Following approval of the NDA, we are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

     It is not presently anticipated that we will be manufacturing our generator or our nitric oxide tablet; we intend to develop our products through testing and then to contract to manufacture, sale or license those products for manufacture and sale by others.

     European countries generally follow the same procedures. The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured. The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union. The receipt of regulatory approvals often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted to us, and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

     In addition to the foregoing, our present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

     Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The following regulations are applicable to us:

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Penny Stock.
     ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15g-2 of the Securities and Exchange Commission promulgated thereunder require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

     This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; sales of in excess of 5% of our outstanding securities; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; certain changes in our directors and executive officers; and bankruptcy) in a current report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are still deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Research and Development.
     -------------------------

     We have not commenced planned principal operations. The development of our business plan and our Plan of Operation will require substantial expenditures for research and development of our products, including our generator and our proprietary tablet formulation for production of nitric oxide gas. See the Part II, Item 6, below, specifically, the heading "Plan of Operation." It is estimated that our predecessors expensed approximately $900,000 in research and development of our Technology Rights that we acquired under the merger with GeNOsys Nevada.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

     We do not anticipate any material expense for compliance with environmental laws in connection with our planned or contemplated business operations as our Plan of Operations details that we will be using contractors well versed in dealing with the applicable hazzards associated with producing and packaging nitric oxide gas and other pharmaceuticals. See the Part II, Item 6, below, specifically, the heading "Plan of Operation."

     Number of Employees.
     --------------------

     With the exception of our executive officers, we do not have any employees and will consider our employment needs as business developments require; however, we anticipate filling most of our needs for services, other than core employees, through contract organizations and outside agreements with suppliers of services in the industries of our planned business operations as may be required.

RISK FACTORS.
-------------

     We are subject to the risks inherent in any newly formed, undercapitalized and developmental stage company, including, among other risk factors, the following. This list of risk factors is not exclusive or all encompassing.

We Have Not Had Any Operations; We Require Substantial Funding to Undertake Our Plan of Operation; and We May Never Generate Revenues Or, If We Are Able to Generate Revenues, Achieve Profitability.
--------------------------------------------

     We are focused on product development, and we have not generated any revenues to date utilizing our Technology Rights. The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our products will require that we obtain necessary regulatory approvals and establish sales and marketing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials and regulatory compliance activities.

     Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

     *    developing and testing our products;

     *    receiving regulatory approvals;

     *    commercializing our products; and

     *    establishing a favorable competitive position.

     Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever bring any product to market or, if we are successful in doing so, that we will ever become profitable.

Our Products Are Based on a Technology That Could Ultimately Prove
Ineffective.
------------

     Our products are to be created using our proprietary Technology Rights. We have not yet conducted laboratory or animal studies to establish whether the Technology Rights are safe and effective for all of our intended uses. Ultimately, our research currently indicating that our Technology Rights possess beneficial properties, may prove to be incorrect. In this case, our products made from our Technology Rights may not differ substantially from existing treatment methods and may in fact be inferior to them. If these products are substantially identical or inferior to treatment methods already available, the market for our products would be reduced or eliminated.

Our Products Are at an Early Stage of Development. If We Are Unable to Develop and Commercialize Our Products Successfully, We May Never Generate Revenues Or, If We Are Able to Generate Revenues, Achieve Profitability.
------------------------------------------------------------------------

     We have not commercialized any of our products or recognized any revenue from product sales utilizing our Technology Rights. All of our proposed products using our Technology Rights are in early stages of development. We must conduct significant additional research and development activities before we will be able to commercialize any products utilizing our Technology Rights. We must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before we are able to commercialize these product candidates for many uses. We may not be able to fund all of these programs to completion or provide the support necessary to perform the clinical trials, seek regulatory approvals or market any approved products. Even if we succeed in developing and commercializing one or more of our products utilizing our Technology Rights, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We Face Intense Competition in the Markets Targeted by Our Products. Most All of Our Competitors Have Substantially Greater Resources than We Do, and We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source.
-----------------------------------------

     We have not yet devoted substantial research efforts or capital to the development of our Technology Rights and our products. However, even if our future efforts are successful in this regard, we expect that all of our products under development will face intense competition from existing and
future products marketed by large companies.   The markets for treatments for
TB and other diseases are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our products, we will compete with these established drugs and will need to show that our products have safety or efficacy advantages in order to take market share and be successful, for many uses.

If We Lose Our Key Personnel or Are Unable to Hire Additional Personnel, We Will Have Trouble Growing Our Business.
---------------------------------------

     We will depend to a large extent on the abilities of our President, John
W. R. Miller. The loss of Mr. Miller or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

     Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel. Competition for qualified personnel is intense. As a result, we may be unable to attract, assimilate or retain qualified personnel. We may also be unable to retain the employees that we currently employ or to attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively Affected.
-----------------------------------------------------------

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of our Technology Rights and products. If we do not adequately protect our intellectual property, competitors may be able to use our Technology Rights to produce and market nitric oxide in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights. In addition, patent positions can be uncertain and involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Others may challenge our patents, or our patent applications may not result in issued patents. Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

     In addition to patents, we will rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our Technology Rights, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology Rights or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others.
-------

     Our ability to freely practice our products may be dependent upon the duration and scope of other patents held by third parties. Our patent, prior art and infringement investigations have been conducted primarily by us. Although we have consulted with our patent counsel in connection with our Technology Rights investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our Technology or products infringe upon any issued patents or whether our patent applications relating to the Technology Rights could be invalidated or rendered unenforceable for any reason or could be subject to interference proceedings. There may be patents or patent applications of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents. Third-party patents may impair or block our ability to conduct our business. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that we might infringe patents held by others.

     Claims may be asserted against us that our products or Technology Rights infringe patents or other intellectual property owned by others. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. In the event of litigation, any claims may not be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs and may result in an award of damages, lost profits, attorneys fees, and tripling of those damages in the event that a court finds an infringement to have been willful. A lawsuit could also place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

     * cease making, selling, offering or using any products that infringe a third party's intellectual property through an injunction;

     * obtain a license or an assignment from the holder of the infringed intellectual property right, which license or assignment may be costly or may not be available on reasonable terms, if at all;

     * redesign our products, which would be costly and time-consuming, and may not be possible.

We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming.
--------------------------------

     Competitors may infringe our patents, if and when filed and granted, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover our Technology Rights. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

     Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patent applications are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in a litigation could result in inadequate protection for our products and/or substantially reduce our ability to effectuate our business plan.

     Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference may result in substantial costs and distraction to our management.

     Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock in any market that may develop for it could be adversely affected.

We Intend to Rely on Third Parties to Manufacture the Compounds Used in One or More of Our Products. If These Third Parties Do Not Manufacture Our Product in Sufficient Quantities and at an Acceptable Cost, Development and Commercialization of Our Product Candidates Could Be Delayed, Prevented or Impaired.
---------

     We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. We expect that certain specialized manufacturers will provide us with pharmaceutical compounds. We do not have any short-term or long-term manufacturing agreements with any of these manufacturers. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected.

     We intend to rely on third parties to manufacture some or all of our products that reach commercialization. We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned.

Failure by Our Third-party Manufacturers to Comply with the Regulatory Guidelines Set Forth by the FDA with Respect to Our Products Could Delay or Prevent the Commercialization of Our Products.
----------------------------------------------

     Our reliance on third-party manufacturers will expose us to the following additional risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA for some uses or other regulatory agencies or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

     * Manufacturers are obligated to operate in accordance with FDA-mandated current good manufacturing practice ("cGMP") requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of our products for commercial distribution.

     * Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP and compliance with supplemental approval requirements. Any such necessary re-validation and supplemental approvals may be costly and time-consuming.

     * Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under federal drug laws, other government regulations and corresponding foreign standards. If our third-party manufacturers or we fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, seizures or recalls of product, operating restrictions and criminal prosecutions.

     We believe that IriSys, our only current contractor, is a cGMP qualified contractor. See the heading "Business Development," of this Item 1.

Our Products May Not Be Accepted by the Market.
-----------------------------------------------

     Our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

     *    cost-effectiveness;

     * the safety and effectiveness of our products, including any potential side effects, as compared to alternative products or treatment methods;

     *    the timing of market entry as compared to competitive products;

     *    the rate of adoption of our products by doctors and nurses;

     * product labeling or product insert required by the FDA for each of our products;

     *    reimbursement policies of government and third-party payors;

     * effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and

     * unfavorable publicity concerning our products or any similar products.

     Our products, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any of our product candidates. Physicians may not be inclined to prescribe the treatment methods created utilizing our Technology Rights unless our products bring substantial and demonstrable advantages over other products currently marketed for the same indications. If our products do not achieve market acceptance, we will not be able to generate significant revenues or become profitable.

If We Fail to Establish Marketing, Sales and Distribution Capabilities, or Fail to Enter into Arrangements with Third Parties, We Will Not Be Able to Create a Market for Our Product Candidates.
-------------------------------------------

     Our strategy with our products is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement for Our Products from Third-party Payors.
----------------------------------------------------------------

     Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

     *    government and health administration authorities;

     *    private health insurers; and

     *    other third party payors, including Medicare.

     We cannot predict the availability of reimbursement for health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products.

     The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for any product we bring to market, doctors may not prescribe them or patients may ask to have their physicians prescribe competing drugs with more favorable reimbursement. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

We Could Be Forced to Pay Substantial Damage Awards If Product Liability Claims That May Be Brought Against Us Are Successful.
-----------------------------------------------------

     We may be exposed to liability claims and financial losses resulting from the use or sale of our products. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Item 2.  Description of Property.
---------------------------------

     Our executive offices are located at 5063 North Riverpark Way, Provo, Utah 84604. We lease approximately 3,000 square feet at a lease price of $1,600 for a one year term that commenced on December 15, 2004. We are in the process of seeking a lease for a new office near our present office location.

Item 3.  Legal Proceedings.
---------------------------

     We are not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Our Company has had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2005; we did, however, file a Definitive Information Statement on September 19, 2005, regarding an amendment to our Articles of Incorporation that changed our name to "GeNOsys, Inc." Information about our stockholders who consented to such action and the number of shares that were voted in favor of such action is contained in the Definitive Information Statement, which is incorporated herein by reference. See Part III, Item 13.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     Our Company's common stock is traded on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "GNYS."

     The range of high and low bid quotations for our Company's common stock during the each quarter of the fiscal year ended November 30, 2005, and 2004, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
February 27, 2004                      $0.12               $0.12

May 28, 2004                           $0.20               $0.12

August 31, 2004                        $0.20               $0.15

November 30, 2004                      $0.51               $0.20

February 28, 2005                      $1.01               $0.51

May 31, 2005                           $0.51               $0.10

August 31, 2005                        $0.25               $0.10

November 30, 2005                      $3.05               $0.25

          * The future sale of presently outstanding "restricted securities" (common stock) of our Company by present members of management and others may have an adverse effect on any market in the shares of common stock of our Company.

Holders.
--------

     The number of record holders of our outstanding common stock as of the date of this Annual Report is approximately 248.

Dividends.
----------

     We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on its securities.

Recent Sales of Restricted Securities.
----------------------------------------

     We issued 40,000,000 shares of our common stock in the merger with GeNOsys Nevada that was completed on August 18, 2005. For a complete accounting of the issuance of these shares, see our Statement of Stockholders' Deficit in our audited financial statements in Part II, Item 7.

     Effective on or about November 1, 2005, we completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million.

     On January 31, 2006, we issued 450,000 shares to Smith Consulting Services, Inc., a Utah corporation and financial consulting firm to us ("SCS"), in replacement of 450,000 shares that SCS had conveyed to two of our consultants and one attorney for services that were rendered for our benefit from the shares that SCS received under our merger with GeNOsys Nevada. These consultants and the one attorney provided services to SCS under its Consulting Agreement with GeNOsys Nevada. For a complete accounting of the issuance of these shares, see our Statement of Stockholders' Deficit in our audited financial statements in Part II, Item 7.

     We issued these securities to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

Use of Proceeds of Registered Securities.
-----------------------------------------

     There have been no sales of registered securities by us.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have no equity compensation plans.

Purchases of Company Equity Securities.
---------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended November 30, 2005; however, SCS cancelled 1,302,500 shares of the 3,800,000 shares it acquired under the GeNOsys Nevada merger, based upon its understanding with principals of GeNOsys Nevada in their Consulting Agreement that if it were able to purchase any of the shares of our Company that were already outstanding and owned by former principals or others following the merger, that it would cancel a like number of such shares so that the number of shares that SCS was entitled to under such Consulting Agreement would remain unchanged. SCS purchased 1,302,500 shares of our common stock from two former principals and three non-affiliated persons for cash on or about August 25, 2005, and executed and delivered certain Lock-Up/Leak-Out Agreements that restricted the sale of these purchased shares.

     Effective January 31, 2006, we waived the provisions of these Lock-Up/Leak-Out Agreements so that SCS could privately sell an aggregate of 413,044 shares the resale of which were covered thereby for the aggregate sum of $250,000 to a limited number of persons who were believed to be "accredited investors" or "sophisticated investors" as defined in Regulation D and/or Rule 506 of the Securities and Exchange Commission; and to make gifts of 61,635 shares to five persons who were also believed to be "accredited investors" or "sophisticated investors". The Lock- Up/Leak-Out Agreements that had been executed by SCS with respect to the remaining
827,821 of these shares that are currently still owned by SCS were reaffirmed; the Lock-Up/Leak-Out Agreements expire on or about August 24, 2006, and limit the resale of these shares by SCS to no more than 1/12 of these holdings per month on a non-cumulative basis.

     See the Schedule 13D, the Schedule 13DA-1 and the Schedule 13DA-2 filed by SCS with the Securities and Exchange Commission for additional information about these share purchases.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Plan of Operation.
     ------------------

     Forward-looking Statement.
     --------------------------

     Statements made in this Form 10-KSB Annual Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation,
(i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

     Plan of Operation.
     ------------------

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

     Phase 1: In the first 12 months, we intend to contract with a pharmaceutical formulation development laboratory, (IriSys, Inc. is presently under contract [See the heading "Business Development" of Part I, Item 1]) to improve the formulation and deliver the first nitric oxide generating tablets that will be produced under the FDA, Good Laboratory Practices, guidelines. Generators capable of using these tablets will also be manufactured by contractors, (Paradigm Group is presently anticipated to be that contractor) under the FDA, Good Manufacturing Practices, guidelines in preparation for entry into the commercial laboratory market as well as use for feasibility studies and preliminary animal safety and efficacy trials. These trials will also be contracted and will be conducted within FDA and overseas requirement guidelines, in order to determine acceptable dose ranges for treatment of TB. This will be done in preparation for application to the FDA for an Investigational New Drug Number ("IND No."). The Company has been in discussions with a qualified group concerning these trials, but no agreements have been executed. Protection of proprietary, intellectual property, with molecular patent applications, will also be filed. We also anticipate hiring a CFO and any minimal staff required and are looking to lease appropriate office space. Estimated time and cost for Phase I is not to exceed one year and $2,270,000.

     Phase II: In the following 12 months, we will prepare and submit IND No. application to the FDA. We will then begin human clinical trials for TB with our newly designed generators and formulated tablets. Coinciding with the clinical trials, the initial production improvements and Canadian Electrical Safety Association and Underwriters Laboratories Electrical Safety USA approvals for the generator will also be completed in order to facilitate multiple unit production. We will then contract an FDA approved, manufacturer to build the first production runs of commercial laboratory generators. These will be used for laboratory sales as well as for clinical trials. It is of strategic importance that the same generators be used for the clinical trials as will be commercially available for the medical market in order to have the device approved at the same time as the therapy. We will initiate and train a limited number of sales and service personnel in order to facilitate transition to a distributor. At this time, we will hire a CEO and the associated staff. Estimated time and cost for Phase II is also one year and $2,500,000.

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

     Funding.
     --------

     We completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million during November, 2005. Substantial additional funds will still be required if we are to reach our goals that are outlined above. We currently have no arrangements or understandings that will assure that we can successfully raise any additional funds that may be required.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended November 30, 2005 and 2004

     Reports of Independent Registered Public Accounting Firms

     Balance Sheet

     Statements of Operations

     Statements of Stockholders' Deficit

     Statements of Cash Flows

     Notes to the Financial Statements

                          GeNOsys, Inc.
                  [fka The Autoline Group, Inc.]
                  (A Development Stage Company)
     Report of Independent Registered Public Accounting Firm
                    and Financial Statements

                        November 30, 2005

                        TABLE OF CONTENTS
                                                                     Page
Report of Independent Registered Public Accounting Firm                1


Balance Sheet -- November 30, 2005                                     2


Statements of Operations for the years ended November 30, 2005 and 2004 and for the period of the development stage (June 30,
2005) through November 30, 2005.                                       3


Statements of Stockholders' Equity for the years ended November
30, 2005 and 2004 and for the period of the development stage
(June 30, 2005) through November 30, 2005.                           4


Statements of Cash Flows for the years ended November 30, 2005 and 2004 and for the period of the development stage (June 30,
2005) through November 30, 2005.                                       5


Note to Financial Statements                                         6-11

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
GeNOsys, Inc.

We have audited the accompanying balance sheet of GeNOsys, Inc. as of November 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2005 and 2004 and for the period of the development stage (June 30, 2005) through November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeNOsys, Inc., as of November 30, 2005, and the results of their operations and their cash flows for the periods ended November 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GeNOsys, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception. The Company has not established operations with consistent revenue streams. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds
Salt Lake City, Utah
February 10, 2005

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                          Balance Sheet
                        November 30, 2005


                             ASSETS
Assets
Current Assets
   Cash and cash equivalents - Note 9               $2,008,545
                                                    ----------
Total Current Assets                                 2,008,545
                                                    ----------
Fixed Assets
   Equipment (net of depreciation) - Note 5         $   20,475
                                                    ----------
Total Fixed Assets                                      20,475
                                                    ----------
Other Assets
   Patent - Note 6                                  $      297
   Prepaid Expenses (net of amortization)                2,102
                                                    ----------
Total Other Assets                                       2,399

Total Assets                                        $2,031,419
                                                    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
   Accounts Payable                                 $    6,060
   Accrued Compensation - Note 10                        2,500
   Taxes Payable - Note 3                                  100
                                                    ----------
Total Current Liabilities                                6,160
                                                    ----------
Total Liabilities                                   $    6,160
                                                    ----------
Stockholders' Equity
  Common stock-50,000,000 shares authorized,
  par value of $0.001 per share, 45,218,031
  shares issued and outstanding                         45,218
  Additional Paid-in capital                         2,255,864
  Accumulated deficit                                  (77,924)
  Deficit accumulated in development stage            (200,399)
                                                    ----------
Total Stockholders' Equity                           2,022,759
                                                    ----------
Total Liabilities and Stockholders' Equity          $2,031,419
                                                    ==========

        See accompanying notes to financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                     Statements of Operations
For the periods ended November 30, 2005 and 2004 and for the period from the beginning of Development Stage (June 30, 2005) to November 30, 2005

                                                            From the Beginning
                                                              of Development
                                                                  Stage
                                   Year ended    Year ended   (June 30, 2005)
                                  November 30,  November 30,        to
                                      2005          2004     November 30, 2005

Revenues                          $        -    $        -    $             -
Cost of Sales                              -             -                  -
                                  ----------    ----------    ---------------
Gross Profit (Loss)                        -             -                  -

General and Administrative Expenses  269,421             -            269,421
                                  ----------    ----------    ---------------
    Operating Income (Loss)         (269,421)            -           (269,421)

Other Income and Expense
    Interest Expense                       -             -                  -
                                  ----------    ----------    ---------------
Loss from Continuing Operations
Before Income Taxes                 (269,421)            -           (269,421)
    Current Year Provision
    for Income Taxes                     100           100                100
                                  ----------    ----------    ---------------
Loss from Continuing Operations     (269,521)         (100)          (269,521)

Discontinued Operations
   Loss from Discontinued
   Operations, net of tax             (2,131)      (25,883)            (2,131)
   Gain on Disposal of
   Discontinued Operations,
   net of tax                         71,253             -             71,253
                                  ----------    ----------    ---------------
Net Gain (Loss) from Discontinued
Operations                            69,122       (25,883)            69,122
                                  ----------    ----------    ---------------
Net Income (Loss)                 $ (200,399)   $  (25,983)   $      (200,399)
                                  ==========    ==========    ===============
Loss Per Share from Continuing
Operations                        $    (0.01)   $    (0.00)   $         (0.01)
                                  ==========    ==========    ===============
Gain per share from Discontinued
Operations                        $    (0.00)   $    (0.01)   $         (0.00)
                                  ==========    ==========    ===============
Net Loss Per Share                $    (0.00)   $    (0.01)   $         (0.00)
                                  ==========    ==========    ===============
Weighted Average Shares
Outstanding                       41,795,966     2,556,500         42,546,926
                                  ==========    ==========    ===============

        See accompanying notes to financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                Statement of Stockholders' Deficit
             For the years ended November 30, 2005 and 2004

                                           Additional                 Net
                          Common   Common   Paid-in  Accumulated Stockholders'
                          Shares   Stock    Capital    Deficit       Equity

Balance, November 30,
2003                     2,556,500   2,557     26,243  (51,941)      (23,141)

Net loss for the period
ended November 30, 2003                                (25,983)      (25,983)

                         --------- -------  --------- ---------   ----------
Balance, November 30,
2004                     2,556,500   2,557     26,243  (77,924)      (49,124)

Issued Stock for cash
at $0.0001              33,231,456  33,231    (29,908)                 3,323

Issued stock for
patents at $0.0001       2,968,544   2,969     (2,672)                   297

Issued stock for
consulting agreement at
$0.0001                  3,800,000   3,800     (3,420)                   380

Shares cancelled        (1,302,500) (1,303)     1,303                      -

Issued Stock for Cash
at $.60 per share        3,964,031   3,964  2,374,418              2,378,382

Stock Promotion costs                        (110,100)              (110,100)

Net loss for the period
ended November 30, 2005                                (200,399)    (200,399)
                        ---------- -------  --------- ---------   ----------
Balance, November 30,
2005                    45,218,031  45,218  2,255,864  (278,323)   2,022,759
                        ========== =======  ========= =========   ==========


          See accompanying notes to financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                     Statement of Cash Flows
For the periods ended November 30, 2005 and 2004 and for the period from the beginning of Development Stage (June 30, 2005) to November 30, 2005

                                                            From the Beginning
                                                              of Development
                                                                  Stage
                                   Year ended    Year ended   (June 30, 2005)
                                  November 30,  November 30,        to
                                      2005          2004     November 30, 2005

Cash Flows from Operating Activities

Net Income (Loss)                  $ (200,399)  $  (25,983)   $   (200,399)
Depreciation & Amortization               415                          415
Gain on Disposal                      (71,253)                     (71,253)

Adjustments to reconcile
net income (loss) to net cash
provided by operating activities:
   (Increase)/Decrease in
     prepaid expense                   (1,976)                      (1,976)
   Increase/(Decrease) in
     accounts payable                   6,060                        6,060
   Increase/(Decrease) in
     Accrued compensation               2,500                        2,500
   Increase/(Decrease) in
     tax payable                          100                          100
   Increase/(Decrease) in
     cash from discontinued
     operations                        (6,020)       8,726          (6,020)
                                   ----------   ----------    ------------
Net Cash provided by Operating
Activities                           (270,573)     (17,257)       (270,573)

Cash Flows From Investing
Activities
   Purchase of Equipment              (20,637)                     (20,637)
                                   ----------   ----------    ------------
Net Cash Provided by Invest
Activities                            (20,637)                     (20,637)

Cash Flows From Financing
Activities

   Sale of Stock                    2,271,604                    2,271,604
   Cash from discontinued
   operations                         (19,777)      57,724         (19,777)
                                   ----------   ----------    ------------
Net Cash Provided by Financing
Activities                          2,251,827       57,724       2,251,827
                                   ----------   ----------    ------------
Net Increase (Decrease) in
Cash                                1,960,617       40,467       1,960,617

Beginning Cash Balance                 47,928        7,461          47,928
                                   ----------   ----------    ------------
Ending Cash Balance                $2,008,545   $   47,928    $  2,008,545
                                   ==========   ==========    ============

Supplemental Disclosure Information

   Cash paid during year for
   interest                        $      750   $        -    $        750
   Cash paid during year for
   income/franchise taxes          $      100   $      100    $        100

        See accompanying notes to financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization

     GeNOsys, Inc. (Company) was founded June 30, 2005. On August 19, 2005 the Company merged with The Autoline Group, Inc., which operated as an automotive dealership until September 12, 2005 when the dealership was discontinued. The Company was organized to engage in the business of producing a portable, medical gas generator. The Company was incorporated under the laws of the State of Nevada.

     The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations and it continues to develop its planned principle operations.

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

(c)  Net Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

(d)  Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenue is generally recognized when it is realized and earned. Specifically, the Company recognizes revenue when products are completed and accepted by the customer.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

(e)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $2,008,545 in cash on November 30, 2005.

 (f) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)  Impact of New Accounting Standards

     In December 2004, the FASB issued SFAS 123 (R), "Share-Based Payment." SFAS 123 (R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company's financial statements.

     In November 2004, FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005

(g)  Impact of New Accounting Standards (continued)

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.

     The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company's financial statements.

NOTE 2    Liquidity / Going Concern

     The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from shareholders. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include further development and production of portable, medical gas generators. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005


NOTE 3    Income Taxes

     The provision for income taxes consists of the following:


                Current taxes                             $   100
                Deferred tax benefit                            -
                Benefits of operating loss carryforwards        -
                                                          -------
                                                          $   100
                                                          =======

     Below is a summary of deferred tax asset calculations on the net operating loss carry forward amount. The net loss carry forward amount expires in 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            The Company has the following carryforwards available in November 30, 2005:

                              Operating losses

                        Amount              Expires
                      (249,521)               2025

                                                  Estimated
           Description                              NOL      Tax   Rate
         Federal Income Tax                     (269,521)  (40,428)  15%
         State Franchise Tax                    (269,421)  (13,471)   5%
         Valuation Allowance                               (53,899)
                                                           -------
         Deferred tax asset 11/30/2005                    $      -
                                                           =======

     The Company is incorporated in the State of Nevada, but conducts its operations in the State of Utah, which levies a $100 minimum tax per year. As a result, the Company has accrued a provision of $100 per year to account for this tax.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005

NOTE 3    Income Taxes (Continued)

     The effective tax rate for continuing operations differs from the statutory rate as follows:

          Expected provision (taxes on income before taxes)  $   (53,884)
                                                               ---------
            Effect of:
                Increase/(decrease) in valuation allowance        53,884
                State minimum franchise tax                          100
                                                               ---------
            Total actual provision                             $     100
                                                               =========

NOTE 4    Common Stock

     On June 30, 2005, the Company issued 33,231,456 shares of common stock for cash, at $0.0001 per share to the officers of the Company. In addition, the Company issued 2,968,544 shares of common stock at $0.0001 per share in exchange for patents and 3,800,000 shares of common stock at $0.0001 per share as part of a consulting agreement, of which, 1,302,500 were subsequently cancelled. In October and November of 2005, the Company issued 3,964,031 shares of common stock for cash, at $0.60 per share to private investors and incurred stock promotion expenses of $110,100 as part of the issuance.

NOTE 5    Property, Plant & Equipment

     The major classes of assets as of the balance sheet date are as follows:
                                                Accumulated
             Asset Class          Costs        Depreciation      Net Book
       Office Equipment       $   5,812        $      (162)    $   5,650
       Lab Equipment             14,825                  -        14,825
                              ---------        -----------     ---------
       Total                  $  20,637        $      (162)    $  20,475
                              =========        ===========     =========

     The Lab Equipment was put into use after the balance sheet date.

     Equipment is stated at cost. Depreciation is provided by using the straight-line method of depreciation over five years. Expenditures for maintenance and repairs are charged to expense as incurred.

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
                  Notes to Financial Statements
                       November 30, 2005

NOTE 6    Patents

     The Company issued 200,000 shares of common stock at $0.0001 per share for Technology Rights and 2,768,544 shares of common stock at $0.0001 per share for additional rights. As of November 30, 2005 the patents were valued at $297 for the common stock issued. See Note 4.

NOTE 7    Subsequent Events

     On January 24, 2006, the Company executed a Research and Advisory Services Agreement with IriSys, Inc., a Pharmaceutical Formulation Development and cGMP ("current good manufacturing practices") firm.

     Under the agreement, IriSys will provide contract services to support the development of a tablet that produces a known quantity of nitric oxide when used in conjunction with the Company's custom generators.

NOTE 8    Discontinued Operations

     On September 12, 2005 the Company discontinued its automotive dealership operations by divesting the ownership of The Autoline Group 2, Inc., a wholly owned subsidiary, to a former officer in exchange for an indemnification agreement.

NOTE 9    Concentration

     The Company maintains cash balances at a financial institution located in the Provo, UT area. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash of $2,008,545, as of November 30, 2005 in this financial institution, which is in excess of the FDIC insured limits by $1,908,545.

NOTE 10  Accrued Compensation

     The Company provides compensation to outside directors in the amount of $2,500 per month for their services. As of November 30, 2005, the Company has accrued a payable of $2,500 to the sole outside director for his services during the month of November.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, there have been no changes in our independent auditors.

Item 8A.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other.
------------------

    None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Identification of Directors and Executive Officers.
     ---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                      Date of         Date of
                      Positions     Election or     Termination
Name                     Held       Designation   or Resignation
----                     ----       -----------   --------------
John W. R. Miller     President and
                      Director         8/18/2005          *

Clark M. Mower        Director         8/18/2005          *

Christie M. Woodruff  Secretary/       8/18/2005          *
Jones                 Treasurer and
                      Director

          * These persons presently serve in the capacities indicated.


     Business Experience.
     --------------------

     John W. R. Miller. Mr. Miller is 55 years old. In 2003, he co-founded Alberta 1017975 with Christie Woodruff Jones, the predecessor to our Technology Rights. From 2001 to 2003, Mr. Miller was self-employed. Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001, where he was responsible for the FDA approval of inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001. Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Clark M. Mower.   Mr. Mower is a director of our Company and is 59 years
old. From December 2004 to the present, Mr. Mower has been the President/CEO and a director of Flexpoint Sensor Systems, Inc., a producer of sensors for automotive and industrial uses. His responsibilities include all areas of management, including staffing and financial responsibilities of a growing sensor company. From August 2002 to the present, Mr. Mower has also served as a co-founder and managing member of Polar Energy, LLC, of Mountain Green, Utah, and Littleton, Colorado, which provides consulting services to companies that are considering divestiture, mergers or acquisitions. From January 2000 to August 2002, Mr. Mower was Senior Vice President, Mergers and Acquisitions, Merchant Energy Group, with El Paso Energy in Golden, Colorado, where he worked on or lead teams that successfully closed power related acquisitions and divestitures.

     Christie M. Woodruff Jones. Ms. Jones is 23 years old. Ms. Jones co-founded Alberta 1017975 in 2003 and is the President of Alberta 1017975. In fall of 2003, she became President of GeNOsys Canada, a biotechnology corporation. Ms. Jones has been Executive Assistant to John W.R. Miller since 1999. Her responsibilities included: tracking nitric oxide research projects, supervising manufacturing contractors, payroll, scheduling, and supervision of personnel. Ms. Jones studied mathematics at Grants MacEwan Community College in Edmonton, Alberta, Canada.

     Significant Employees.
     ----------------------

     There are no employees who are not executive officers and who are expected to make a significant contribution to our Company's business.

     Family Relationships.
     ---------------------

    There are no family relationships between any director or executive officer.

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     All reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed on a timely basis.

     Audit Committee.
     ----------------

     We have no audit committee, and we are not required to have an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current business operations. We will assess whether an audit committee may be necessary in the future.

     Compensation Committee.
     -----------------------

     We have not established a Compensation Committee because, due to our lack of substantial operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

     Nominating and Corporate Governance Committee.
     ----------------------------------------------

     We have not established a Nominating and Corporate Governance Committee because, due to our lack of substantial operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

     Code of Ethics.
     ---------------

     We adopted a Code of Ethics for our Chief Executive Officer or our Chief Financial Officer and have attached a copy of our Code of Ethics as an exhibit to this Annual Report. See Part III, Item 13.

     A copy of our Code of Ethics will be provided, free of charge, upon request to us at the address and telephone number listed on the cover page of this Annual Report.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE


                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John W.R.  11/30/05 $25,100  0     0       0     0      0      0
Miller,
President
& Director

Christie   11/30/05 $ 9,630  0     0       0     0      0      0
Jones,
S/T and
Director

Clark M.   11/30/05    0     0   $2,500    0     0      0      0
Mower,
Director

*James P.  11/30/04    0     0     0       0     0      0      0
Doolin,    11/30/03    0     0     0       0     0      0      0
President
& Director

*Burke     11/30/04    0     0     0       0     0      0      0
Staker,    11/30/03    0     0     0       0     0      0      0
VP &
Director

          * Messrs. Doolin and Staker were to be paid $1,500 per quarter or $6,000 annually, that was accrued in past years; this accrued compensation was forgiven as part of the GeNOsys Nevada merger, by virtue of the Indemnification Agreement of Mr. Doolin. See the heading "Business Development" of Part I, Item 1.

     Commencing November 1, 2005, John W. R. Miller will be paid an annual salary of $120,000 for his service as President and a director; and commencing on November 1, 2005, Christie Jones will be paid $30 per each hour worked for her service as Secretary/Treasurer and a director, to an annual maximum of $60,000. Beginning November 1, 2005, outside directors will be paid $2,500 per month for serving as a director. Mr. Mower is due $2,500 for serving as a director in November, 2005.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2005, 2004 or 2003. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     --------------------------

     Subject to availability of funding, our outside Board members will each be paid $2,500 monthly for service as directors, commencing November 1, 2005. The Chairman, if an outside director, will receive an additional $500 per month for serving as Board Chairman; no additional amounts are payable to our Company's directors for committee participation or special assignments.

     Termination of Employment and Change of Control Arrangement.
     ------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with our Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of the date hereof, to wit:

                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------
John W. R. Miller              President and         25,093,592*       55.0%
5063 N. Riverpark Way          Director
Provo, Utah  84604

Christie Melanie Woodruff      Secretary/               195,000*        0.43%
Jones                          Treasurer and
5063 N. Riverpark Way          Director
Provo, Utah  84604

Clark M. Mower                 Director               8,357,864         18.3%
5509 Mountain View Drive
Mountain Green, Utah  84050

Smith Consulting Services,     Stockholder            3,337,821          7.3%
Inc.
455 East 500 So., #201
Salt Lake City,  Utah 84111

Total:                                               36,984,277*        80.9%

          * These amounts include 120,000 shares which are jointly owned by John W. R. Miller and Christie Melanie Jones.

     Security Ownership of Management.
     ---------------------------------

          The following table sets forth the shareholdings of our common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/22/06           of Class
----------------         ------------------      -------------
John W. R. Miller              President and         25,093,592*       55.0%
5063 N. Riverpark Way          Director
Provo, Utah  84604

Christie Melanie Woodruff      Secretary/               195,000*        0.43%
Jones                          Treasurer and
5063 N. Riverpark Way          Director
Provo, Utah  84604

Clark M. Mower                 Director               8,357,864         18.3%
5509 Mountain View Drive
Mountain Green, Utah  84050

TOTALS                                               33,646,456         73.7%

     * These amounts include 120,000 shares which are jointly owned by John W. R. Miller and Christie Melanie Jones.

     Changes in Control.
     -------------------

     There are no present arrangements or pledges of GeNOsys Inc.'s securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     There have been no material transactions involving $60,000 or more between us or our subsidiaries and/or our directors, executive officers or five percent stockholders other than compensatory arrangements set forth under the caption "Executive Compensation," of Part III, Item 10, above.

     Parents of the Issuer.
     ----------------------

     Our Company has no parents.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     Reports on Form 8-K.
     --------------------

     8-K Current Report dated July 28, 2005, regarding a Press release on our GeNOsys Nevada merger proposal.

     8-K and 8-KA Current Reports dated August 18, 2005, regarding the completion of an Agreement and Plan of Merger whereby we acquired GeNOsys Nevada and historical information about GeNOsys Nevada.

     8-K Current Report dated November 1, 2005, regarding the offer and sale of 3,964,031 (this number includes 60 shares for rounding and the sale of an over allotment of the shares offered and reported in this 8-K Current Report) shares of our common stock.

     8-K Current Report dated January 31, 2006, regarding our Research and Advisory Services Agreement with IriSys, Inc.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)
Articles of Amendment dated September 30, 2005      3.3

By-Law Amendment dated June 18th, 2004              3.4

Code of Ethics                                     14

Subsidiaries                                       21

Certification of John W. R. Miller                 31.1

Certification of Christie Melanie Woodruff Jones   31.2

906 Certification                                  32

          (ii)                          Where Incorporated
                                       In This Annual Report
Number                                 ---------------------
------
3.1 Articles of Incorporation     Registration Statement on Form 10-SB
                                  filed May 14, 2002**

3.2 By-Laws                       Registration Statement on Form 10-SB
                                  filed May 14, 2002**


Definitive Information Statement**              Part I

     * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **   Incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

     During the fiscal year ended November 30, 2005, audit expenses were $4,859; and during the fiscal year ended November 30, 2004, audit expenses were $2,307.

     Audit Related Fees.
     -------------------

     During the fiscal years ended November 30, 2005, the Company had $5,226 Audit Related Fees and during the fiscal year ended November 30, 2004, the Company had $1,714 in Audit Related Fees.

     Tax Fees.
     ---------

     During the fiscal year ended November 30, 2005, the Company had $0 in Tax Fees and during the fiscal year ended November 30, 2004, the Company had $195 in Tax Fees.

     Other Fees.
     -----------

     During the fiscal year ended November 30, 2005, the Company had $0 in Other Fees and during the fiscal year ended November 30, 2004, the Company had $14 in Other Fees.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GeNOsys, Inc.

Date: 3/6/2006                           By/s/John W. R. Miller
     ---------                               -------------------------
                                             John W. R. Miller, Jr., Director
                                             and President


Date: 3/6/2006                           By/s/Christie Melanie Woodruff Jones
     ---------                               --------------------------
                                             Christie Melanie Woodruff Jones
                                             Secretary/Treasurer
                                             Director


Date: 3/6/2006                           By/s/Clark M. Mower
     ---------                              --------------------------
                                             Clark M. Mower, Director