Form 10QSB
period 2006-02-28
GeNOsys, Inc.
filed 2006-04-13
CIK 1145328

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended February 28, 2006
                           -----------------

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

                         5063 N. Riverpark Way
                           Provo, Utah 84604
                           -----------------
               (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (801) 420-9994

     Check whether the Registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X (2) Yes X

     Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12B-2 of the Exchange Act). No X


               Issuers Involved in Bankruptcy Proceedings
                       During the past Five Years

     Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Not Applicable.

                 Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: February 28, 2006
- 45,668,031 shares of common voting stock.

                 Documents Incorporated by Reference

     See Part II, Item 6.

Transitional Small Business Issuer Format:   No X

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

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]


            Consolidated Condensed Financial Statements

                         February 28, 2006

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
               Consolidated Condensed Balance Sheet
                         February 28, 2006
                           (Unaudited)

                                                   February 28,   November 30,
                                                       2006         2005
                                                   (unaudited)    (Audited)
                        ASSETS
Current Assets
   Cash and cash equivalents                      $ 1,838,134   $  2,008,545
                                                    ---------   ------------
Total Current Assets                                1,838,134      2,008,545
                                                    ---------   ------------
Property, Plant & Equipment (Net of accumulated
depreciation)                                          21,605         20,475

Other Assets
   Intangible asset                                       297            297
   Prepaid expenses                                    85,452          2,102
                                                    ---------   ------------
Total Other Assets                                     85,749          2,399
                                                    ---------   ------------
Total Assets                                      $ 1,945,488   $  2,031,419
                                                    =========   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
   Accounts Payable                               $    23,084   $      8,560
   Sales Tax Payable                                      100            100
                                                    ---------   ------------
Total Current Liabilities                              23,184          8,660
                                                    ---------   ------------
Total Liabilities                                 $    23,184   $      8,660
                                                    ---------   ------------
Stockholders' Equity
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  45,668,031 and 45,218,031, respectively              45,668         45,218
  Paid-in capital                                   2,525,413      2,255,864
  Accumulated deficit                                 (77,924)       (77,924)
  Deficit accumulated during development stage       (570,853)      (200,399)
                                                    ---------   ------------
Total Stockholders' Equity                          1,922,304      2,022,759
                                                    ---------   ------------
Total Liabilities and Stockholders' Equity       $ 1,945,488   $  2,031,419
                                                    =========   ============

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
        Consolidated Condensed Statements of Operations
For the three month periods ended February 28, 2006 and 2005
                           (Unaudited)

                                                                 From
                                                             Beginning of
                                                             Development
                                                             Stage ( June 30,
                                For the Three Months Ended     2005) to
                                        February 28,          February 28,
                                  2006             2005          2006
Revenues                        $        -     $         -    $       -
Cost of Sales                            -               -            -
                                ----------     -----------    ---------
Gross Margin                             -               -            -

Research and development            33,632               -       33,632
General and Administrative         355,587               -      625,008
                                ----------     -----------    ---------
Total Expenses                     389,219               -      658,640
                                ----------     -----------    ---------
Net Income (Loss) from
operations                        (389,219)              -     (658,640)

Interest Income                     18,765               -       18,765
                                ----------     -----------    ---------
Net Income (Loss) Before
Income Taxes                      (370,454)              -     (639,875)

Provision for Income taxes               -               -          100
                                ----------     -----------   ----------
Income (Loss) from Continuing
Operations                        (370,454)              -     (639,975)
                                ----------     -----------   ----------
Discontinued Operations
   Loss from discontinued
   Operations, net of tax                -          (2,397)      (2,131)
   Gain on Disposal of
   Discontinued Operations,
   net of tax                            -               -       71,253
                                ----------     -----------   ----------
Net Income (Loss)               $ (370,454)    $    (2,397)  $ (570,853)
                                ==========     ===========   ==========
Gain (Loss) per share from
continuing Operations           $    (0.01)    $         -   $    (0.01)
Gain (Loss) per share from
Discontinued Operations         $        -     $     (0.01)  $     0.00
Net Income (Loss) per share     $    (0.01)    $     (0.01)  $    (0.01)

Weighted Average Shares
Outstanding                     45,358,031       2,556,500   43,341,607
                                ==========       =========   ==========

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
           Consolidated Condensed Statements of Cash Flows
    For the three month periods ended February 28, 2006 and 2005
                           (Unaudited)

                                                                 From
                                                             Beginning of
                                                             Development
                                                             Stage ( June 30,
                                For the Three Months Ended     2005) to
                                        February 28,          February 28,
                                  2006             2005          2006
Cash Flows from Operating
Activities

Net Loss                        $ (370,454)    $    (2,397)  $ (570,853)

Adjustments to reconcile net
(loss) to net cash provided
by operating activities:
   Depreciation and amortization     1,005                        1,420
   Gain on the disposal of
   discontinued operations               -               -      (71,253)
   Stock issued for services       270,000               -      270,000
   (Increase)/decrease in
     prepaid expenses              (83,445)                     (85,422)
   Increase/(decrease) in
     accounts payable               17,023               -       23,084
   Increase/(decrease) in
     accrued liabilities            (2,500)              -          100
   Increase/(decrease) in
     cash from discontinued
     operations                          -         (19,912)      (6,020)
                                ----------     -----------   ----------
Net Cash Used In Operating
Activities                        (168,371)        (22,309)    (438,944)
Cash Flows from Investing
Activities
    Purchase of furniture           (2,040)              -      (22,677)
                                ----------     -----------   ----------
Cash Flow Used In Investing
Activities                          (2,040)              -      (22,677)

Cash Flows From Financing
Activities

   Sale of stock                         -               -    2,271,604
   Cash from discontinued
   operations                            -          75,927      (19,777)
                                ----------     -----------   ----------
Cash Flows From Financing
Activities                               -          75,927    2,251,827
                                ----------     -----------   ----------
Net Increase (Decrease) in
Cash                              (170,411)         53,618    1,790,206

Beginning Cash Balance           2,008,545          47,928       47,928
                                ----------     -----------   ----------
Ending Cash Balance            $ 1,838,134     $   101,546   $1,838,134
                                ==========     ===========   ==========

Supplemental Disclosure Information

   Cash paid during year for
   interest                    $         0     $         0   $        0
   Cash paid during year for
   income taxes                $         0     $         0   $        0
   Stock issued for services   $   270,000     $         0   $  270,000

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
         Notes to Consolidated Condensed Financial Statements
                         February 28, 2006


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operation for period ended February 28, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to develop business opportunities by actively marketing and developing portable, medical gas generators. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

On January 25, 2006, the Company entered into a Research and Advisory Service Agreement with IriSys, Inc. IriSys, is to provide contract services in the development of nitric oxide tablets that will be used in conjunction with the Company's generators. In accordance with this agreement, the Company made advanced payments of $95,850. The Company expenses these payments as services are provided in accordance with the agreement terms. For the period ended February 28, 2006, the Company expensed $15,795 for these services. The Agreement requires that the Company pay an additional $273,550 during the year, in accordance with progress billings, as work progresses.

NOTE 4 - RELATED PARTY PAYABLES

As of February 28, 2006, the company owed a Shareholder $5,171 for services provided in acting as a director of the Company.

NOTE 5 - STOCK ISSUANCE

On January 31, 2006, the Board of Directors consented to the issuance of 450,000 shares of restricted common stock in exchange for services provided to the Company. The transaction was valued at $270,000 ($0.60 per share).

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

Effective August 18, 2005, we acquired GeNOsys, Inc., a Nevada corporation and now a wholly-owned subsidiary of ours and succeeded to its then planned business operations and intellectual property. See our 8-K Current Report dated August 18, 2005, and our 8-KA Current Report dated August 18, 2005, respectively filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005, and which are incorporated herein by reference, in Part II, Item 6.

In December, 2003, our founders were successful in producing a portable, medical gas generator which is able to produce oxygen, carbon dioxide and nitric oxide gas. The following year, during 2004, improvements and simplifications were made in order to produce nitric oxide. Preliminary safety tests on animals were conducted and the results were eminently successful. The thrust to produce nitric oxide is the main focus for the generator in the following phases. Each phase coincides with a specific milestone, cost and development process.

Phase I: We are currently in Phase I, which is expected to last for approximately 12 months. In January of 2006, we contracted with IriSys, Inc., a pharmaceutical formulation development laboratory, to improve the formulation and deliver nitric oxide generating tablets that will be produced under FDA, Good Laboratory Practices, guidelines. We will also contract with a local manufacturer to produce production models of our generators capable of using these tablets under FDA, Good Manufacturing Practices, guidelines in preparation for entry into the commercial laboratory market as well as use for feasibility studies and preliminary animal safety and efficacy trials. These trials will also be contracted and will be conducted within FDA and overseas requirement guidelines, in order to determine acceptable dose ranges for treatment of tuberculosis (TB). This will be done in preparation and submission of application to the FDA for an Investigational New Drug Number ("IND No."). Protection of proprietary, intellectual property, with molecular patent applications, will also be filed. It is also anticipated that during this period, we will lease appropriate office space and hire a and CEO. Estimated time and cost for Phase I is not to exceed 12 months and $2,270,000.

Phase II: During the following period, we will begin human clinical trials for TB with our newly designed generators and formulated tablets. Coinciding with the clinical trials, the initial production improvements and Canadian Electrical Safety Association and Underwriters Laboratories Electrical Safety USA approvals for the generator will also be completed in order to facilitate multiple unit production. We will then contract an FDA approved, manufacturer, to build the first production runs of commercial laboratory generators. These will be used for laboratory sales as well as for clinical trials. We will initiate and train a limited number of sales and service personnel in order to facilitate transition to a distributor.

We will continue laboratory generator sales and examine non-human spin-off opportunities for use of our product. During this phase, we will conduct and complete contracted clinical trials for TB and submit to FDA for approval. Concurrently, we will prepare the testing protocol and application for FDA approval for submission and processing. It is estimated that the total time involved from the initiation of Phase I to the receipt of the FDA approval for the tablets and the device will be approximately four to five years.

Phase III: In anticipation of receipt of approval, we will expand staff and facilities consistent with an orderly transition; train clinicians and distributors; manufacture and sell tablets and generators for TB; minimize costs of manufacturing and increase profits; and examine off-label uses for generators. Following receipt of FDA approval of the generator and tablet for attenuation of TB, we will begin actively manufacturing, marketing and distributing the products. It is currently not possible to accurately predict the time and costs of this phase.

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

Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We cannot assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.

Funding.
--------

During the fourth quarter of 2005, we conducted a private offering of approximately 3,964,031 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), at an offering price of $0.60 per share to raise approximately $2,378,382, to fund the commencement of our Plan of Operation. Substantial additional funds will still be required if we are to reach our goals that are outlined above. We currently have no arrangements or understandings that will assure that we can successfully complete future offerings, and no assurance can be given that we will be able to do so. Without additional funding, we may not commence our planned business operations.

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

SCS is an "accredited investor"; and it had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission, and as such, this offer and sale was exempt from state regulation as sales to "accredited investors" are exempt from state regulation by Section 14 of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits.

               31.1  302 Certification of John W. R. Miller

               31.2  302 Certification of Christie Melanie Woodruff Jones

               32    Section 906 Certification.

                     10-KSB Annual Report for the fiscal year ended November 30, 2005*

                     *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENOSYS, INC.

Date: 4/12/2006                        By  /s/John W. R. Miller
      ---------                              ------------------------
                                             John W. R. Miller, Director
                                             and President

Date: 4/12/2006
      ---------                        By  /s/Christie Melanie Woodruff Jones
                                             --------------------------------
                                             Christie Melanie Woodruff Jones
                                             Secretary/Treasurer and director