Form 10QSB
period 2006-05-31
GeNOsys, Inc.
filed 2006-07-14
CIK 1145328

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2006

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

                         5063 N. Riverpark Way
                           Provo, Utah 84604
                           -----------------
               (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (801) 319-2324

     Check whether the Registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X   (2)  Yes X

     Indicate by check mark whether the Registrant is a shell company (as
defined by Rule 12B-2 of the Exchange Act)    No X

               Issuers Involved in Bankruptcy Proceedings
                       During the past Five Years

     Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Not Applicable.

                 Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: May 31, 2006 - 45,668,031 shares of common voting stock.

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

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]


            Condensed Consolidated Financial Statements

                         May 31, 2006

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
              Condensed Consolidated Balance Sheet
                          May 31, 2006
                          (Unaudited)

                                                      May 31,    November 30,
                                                       2006          2005
                                                    (unaudited)    (Audited)
                        ASSETS
Current Assets
   Cash and cash equivalents                      $ 1,475,923   $  2,008,545
   Prepaid expenses                               $    68,666   $          -
                                                    ---------   ------------
Total Current Assets                                1,544,589      2,008,545
                                                    ---------   ------------
Property, Plant & Equipment (Net of accumulated
depreciation)                                          39,350         20,475

Other Assets
   Intangible asset                                       297            297
   Prepaid expenses   long term                        13,308          2,102
                                                    ---------   ------------
Total Other Assets                                     13,605          2,399
                                                    ---------   ------------
Total Assets                                      $ 1,597,544   $  2,031,419
                                                    =========   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
   Accounts Payable                               $     4,638   $      6,060
   Accrued Liabilities                                 10,902          2,500
   Taxes payable                                            -            100
                                                    ---------   ------------
Total Current Liabilities                              15,540          8,660
                                                    ---------   ------------
Total Liabilities                                 $    15,540   $      8,660
                                                    ---------   ------------
Stockholders' Equity
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  45,668,031 and 45,218,031, respectively              45,668         45,218
  Paid-in capital                                   2,525,413      2,255,864
  Accumulated deficit                                 (77,924)       (77,924)
  Deficit accumulated during development stage       (911,153)      (200,399)
                                                    ---------   ------------
Total Stockholders' Equity                          1,582,004      2,022,759
                                                    ---------   ------------
Total Liabilities and Stockholders' Equity        $ 1,597,544   $  2,031,419
                                                    =========   ============

        See accompanying notes to the financial statements

                               GENOSYS, INC.
                       [fka The Autoline Group, Inc.]
                        [A Development Stage Company]
              Condensed Consolidated Statements of Operations
       For the three and six month periods ended May 31, 2006 and 2005 and from the beginning of the development stage to May 31, 2006
                                (Unaudited)

                                                                   From
                                                                 Beginning of
                                                                 Development
                              For the Three    For the Six  Stage(June30,2005)
                              Months Ended     Months Ended     to May 31,
                                 May 31,          May 31,
                            2006        2005   2006     2005      2006

Revenues                  $      -  $      -  $       -  $      -  $        -
Cost of Sales                    -         -          -         -           -
                          --------  --------  ---------  --------  ----------
Gross Margin                     -         -          -         -           -

Research and development   241,046         -    274,678         -     274,678
General and Administrative 114,019         -    469,606         -     739,027
                          --------  --------  --------- ---------  ----------
Total Expenses             355,065         -    744,284         -   1,013,705
                          --------  --------  --------- ---------  ----------
Net Income (Loss) from
operations                (355,065)        -   (744,284)        -  (1,013,705)
Interest Income             14,765         -     33,530         -      33,530
Interest Expense                 -         -          -         -           -
                          --------  --------  --------- --------- -----------
Net Income (Loss) Before
Income Taxes              (340,300)        -   (710,754)        -    (980,175)


Provision for Income taxes       -         -          -         -         100
                          --------  --------  --------- --------- -----------
Income (Loss) from
Continuing Operations     (340,300)        -   (710,754)        -    (980,275)
                          --------  --------  --------- --------- -----------
Discontinued Operations
 Gain(Loss)from discontinued
  Operations, net of tax         -       516          -    (1,880)     (2,131)
  Gain on Disposal of
  Discontinued Operations,
  net of tax                     -         -          -         -      71,253
                          --------  --------  --------- --------- -----------
Net Gain (Loss) from
Discontinued operations          -       516          -         -      69,122
                          --------  --------  --------- --------- -----------
Net Income (Loss)       $ (340,300) $    516  $(710,754)$  (1,880)$  (911,153)
                          ========  ========  ========= ========= ===========

Gain(Loss)per share from
continuing Operations   $    (0.01) $      -  $  ( 0.02)$       - $     (0.02)

Gain(Loss)per share from
Discontinued Operations $        -  $   0.00  $       - $   (0.01)$      0.00

Net Income(Loss)per
share                   $    (0.01) $   0.00  $   (0.02)$   (0.01)$     (0.02)

Weighted Average Shares
Outstanding             45,668,031 2,556,500  45,514,734  2,556,500 43,980,506
                        ========== =========  ==========  ========= ==========

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
          Condensed Consolidated Statements of Cash Flows
       For the six month periods ended May 31, 2006 and 2005
  and from the beginning of the development stage to May 31, 2006
                           (Unaudited)

                                                                     From
                                                                Beginning of
                                                            Development Stage
                                                              (June 30, 2005)
                                 For the Six Months Ended       to May 31,
                                           May 31,
                                    2006              2005            2006
Cash Flows from Operating
Activities

Net Loss                        $  (710,754)     $  (1,880)     $  (911,153)
Adjustments to reconcile net
(loss) to net cash provided
by operating activities:
   Depreciation and amortization      2,314              -            2,729
   Gain on the disposal of
   discontinued operations                -              -          (71,253)
   Stock issued for services        270,000              -          270,000
   (Increase)/decrease in
     prepaid expenses               (79,872)             -          (81,848)
   Increase/(decrease) in
     accounts payable                (1,422)             -            4,638
   Increase/(decrease) in
     accrued liabilities             8,302               -           10,902
   Increase/(decrease) in
     cash from discontinued
     operations                          -         (17,084)          (6,020)
                                ----------     -----------      -----------
Net Cash From Operating
Activities                        (511,432)        (18,964)        (782,005)

Cash Flows from Investing
Activities
    Purchase of equipment          (17,022)              -          (31,847)
    Purchase of computers           (2,129)              -           (7,941)
    Purchase of furniture           (2,039)              -           (2,039)
                                ----------     -----------      -----------
Cash Flows from Investing
Activities                         (21,190)              -          (41,827)

Cash Flows from Financing
Activities

   Sale of stock                         -               -        2,271,604
   Cash from discontinued
   operations                            -             500          (19,777)
                                ----------     -----------      -----------
Cash Flows from Financing
Activities                               -             500        2,251,827
                                ----------     -----------      -----------
Net Increase (Decrease) in
Cash                              (532,622)        (18,464)       1,427,995

Beginning Cash Balance           2,008,545          47,928           47,928
                                ----------     -----------      -----------
Ending Cash Balance             $1,475,923     $    29,464      $ 1,475,923
                                ==========     ===========      ===========

Supplemental Disclosure Information

   Cash paid during year for
   interest                     $         0     $         0     $          0

   Cash paid during year for
   income taxes                 $       100     $         0     $        100
   Stock issued for services    $   270,000     $         0     $    270,000

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [fka The Autoline Group, Inc.]
                  [A Development Stage Company]
        Notes to Condensed Consolidated Financial Statements
                          May 31, 2006


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operation for period ended May 31, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - PREPAID EXPENSES

On January 25, 2006, the Company entered into a Research and Advisory Service Agreement with IriSys, Inc. IriSys, is to provide contract services in the development of nitric oxide tablets that will be used in conjunction with the Company's generators. In accordance with this agreement, the Company has made advanced payments of $234,375. The Company expenses these payments as services are provided in accordance with the agreement terms. For the three and six months ended May 31, 2006, the Company expensed $216,877 and $232,672 respectively for these services. The Agreement requires that the Company pay an additional $135,025 during the year as work progresses.

On May 12, 2006, the Company entered into an Office Lease Agreement with Riverwoods Medical Art Center, L.C. In accordance with this agreement the Company has made a deposit payment of $79,849 which will be applied to the first year's rent on a monthly basis. The Company estimates a commencement date of August 1, 2006. As such, the amount of two months payments amounting to $13,308, has been classified as a long term, other asset.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

Effective as of August 18, 2005, we, Autoline Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of ours ("Subsidiary") and GeNOsys, Inc., a Nevada corporation ("GeNOsys"), executed an Agreement and Plan of Merger (the "Merger Agreement"), whereby Subsidiary merged with and into GeNOsys with GeNOsys being the surviving entity and becoming a wholly-owned subsidiary of ours; and whereby each one (1) share of issued and outstanding common stock of GeNOsys (the "GeNOsys Shares") was exchanged by the GeNOsys stockholders (the "GeNOsys Stockholders") for one (1) share of our common stock, amounting to 40,000,000 shares. For more information on the Merger Agreement, see our 8-K Current Report, as amended, filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005, respectively. This information should be read in conjunction with those Current Reports.

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

Phase I:

We are currently in Phase 1, which is expected to last 12 Months and not to exceed $2,270,000. In January of 2006, we contacted with IriSys, Inc., a pharmaceutical formulation development laboratory, to improve the formulation and delivery of nitric oxide generating tablets. As part of the formulation agreement, these tablets will be designed to be produced under FDA, "Good Laboratory Practices" guidelines. Management anticipates that this contract will be completed during the third quarter and that the tablets will be produced to the required specifications.

In addition to the formulation of the nitric oxide producing tablets, the Company also intends to contract with a local manufacturer to produce production models of our generators capable of using these tablets for the production of nitric oxide. This will be done in preparation for entry into the commercial laboratory market and for use in feasibility studies, preliminary animal safety studies and efficacy trails which will all be conducted within FDA guidelines. The Company has been in discussions with several manufactures, but has not yet entered into any manufacturing agreements for the production of the nitric oxide generators.

Also during Phase 1, the feasibility studies, animal safety studies and efficacy trails will be used to determine the acceptable dose ranges for treatment of tuberculosis (TB). These steps will be taken in preparation and submission of an application to the FDA for Investigational New Drug Number (IND No.).

The Company has also entered into an agreement with a patent attorney to ensure protection of the proprietary and intellectual property of the Company with applicable applications as the above processes and designs are developed.

On May 12, 2006, the Company entered into a lease agreement for their corporate headquarters. The new headquarters will be located at 280 West, Riverpark Drive, Suite 300, Provo, Utah 84604. The lease agreement is for a five year term beginning the first month of occupancy. Construction is anticipated to be completed by August 1, 2006.

Phase II:

During Phase II, the Company will begin human clinical trials for TB with our newly designed generators and formulated tablets. Coinciding with the clinical trials, the initial production improvements and Canadian Electrical Safety Association and Underwriters Laboratories Electrical Safety USA approvals for the generator will also be completed in order to facilitate multiple unit production. We will then contract an FDA approved, manufacturer, to build the first production runs of commercial laboratory generators. These will be used for laboratory sales as well as for clinical trials. We will initiate and train a limited number of sales and service personnel in order to facilitate transition to a distributor.

We will continue laboratory generator sales and examine non-human spin-off opportunities for use of our product. During this phase, we will conduct and complete contracted clinical trials for TB and submit to FDA for approval. Concurrently, we will prepare the testing protocol and application for FDA approval for submission and processing. It is estimated that the total time involved from the initiation of Phase I to receipt of FDA approval for the tablets and the device will be approximately three to five years.

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

Our plan of operation for the next 12 months is to finalize the formulation of the nitric oxide producing tablet, contract with a manufacturer for the nitric oxide generator, and complete the preparation and submission of the U.S. FDA Investigational New Drug Application ("IND") to support the generation of Nitric Oxide for use in treatment of human diseases.

A Gap Analysis for the U.S. IND, meaning a Non-clinical Assessment, a Clinical Assessment and Chemistry, Manufacturing and Controls Assessment ("CMC"), preparation for attendance at a Pre-IND meeting with the FDA, and the U.S. IND, with the aid and assistance of contracted consultants.

A Clinical Program and Study Design(s), meaning clinical experts, will be utilized for assessment as well as attendance at a Pre-IND meeting.

Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.

Funding.
--------

During the fourth quarter of 2005, we conducted a private offering of 3,964,031 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), at an offering price of $0.60 per share to raise approximately $2,378,382, to fund the commencement of our Plan of Operation. Substantial additional funds will still be required if we are to reach our goals that are outlined above.
We currently have no arrangements or understandings that will assure that we can successfully complete future offerings, and no assurance can be given that we will be able to do so. Without additional funding, we may not commence our planned business operations.

Assumptions.
------------

Our projections are based upon the following assumptions, among others:

   * a slow-growth economy, without a major world recession;

   * that there are no unforeseen changes in technology that make our products obsolete;

   * access to substantial equity capital and financing sufficient to complete all phases of development;

   * FDA approval of our TB generator;

   * that the World Health Organization, "WHO", will remain positive in its support for eradication of TB; and

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

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

Date: 7/13/2006                         By  /s/John W. R. Miller
      ---------                              ------------------------
                                             John W. R. Miller, Director
                                             and President

Date: 7/13/2006                         By  /s/Christine Melanie Woodruff
      ---------                              Jones
                                             ------------------------
                                             Christine Melanie Woodruff Jones,
                                             Director, Secretary/Treasurer