Form 10QSB
period 2006-08-31
GeNOsys, Inc.
filed 2006-10-10
CIK 1145328

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2006

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

     Not Applicable.

                 Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: August 31, 2006 - 45,668,031 shares of common voting stock.

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

                          GENOSYS, INC.
                  [A Development Stage Company]


            Condensed Consolidated Financial Statements

                         August 31, 2006

                          GENOSYS, INC.
                  [A Development Stage Company]
              Condensed Consolidated Balance Sheet
                         August 31, 2006
                          (Unaudited)

                                                    August 31,    November 30,
                                                       2006          2005
                                                    (unaudited)    (Audited)
                        ASSETS
Current Assets
   Cash and cash equivalents                      $ 1,182,225   $  2,008,545
   Prepaid expenses                               $   115,608   $          -
                                                    ---------   ------------
Total Current Assets                                1,297,833      2,008,545
                                                    ---------   ------------
Property, Plant & Equipment (Net of accumulated
depreciation)                                          90,630         20,475

Other Assets
   Intangible asset                                       297            297
   Prepaid expenses Long Term                           6,654          2,102
                                                    ---------   ------------
Total Other Assets                                      6,951          2,399
                                                    ---------   ------------
Total Assets                                      $ 1,395,414   $  2,031,419
                                                    =========   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
   Accounts Payable                               $       171   $      6,060
   Accrued Liabilities                                 58,152          2,500
   Taxes payable                                            -            100
                                                    ---------   ------------
Total Current Liabilities                              58,323          8,660
                                                    ---------   ------------
Total Liabilities                                 $    58,323   $      8,660
                                                    ---------   ------------
Stockholders' Equity
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  45,668,031 and 45,218,031, respectively              45,668         45,218
  Paid-in capital                                   2,525,414      2,255,864
  Accumulated deficit                                 (77,924)       (77,924)
  Deficit accumulated during development stage     (1,156,067)      (200,399)
                                                    ---------   ------------
Total Stockholders' Equity                          1,337,091      2,022,759
                                                    ---------   ------------
Total Liabilities and Stockholders' Equity        $ 1,395,414   $  2,031,419
                                                    =========   ============

        See accompanying notes to the financial statements

                               GENOSYS, INC.
                        [A Development Stage Company]
              Condensed Consolidated Statements of Operations
       For the three and nine month periods ended August 31, 2006 and 2005 and from the beginning of the development stage to August 31, 2006
                                (Unaudited)

                                                                   From
                                                                 Beginning of
                                                                 Development
                              For the Three    For the Nine Stage(June30,2005)
                              Months Ended     Months Ended     to August 31,
                               August 31,       August 31,
                            2006        2005   2006     2005      2006

Revenues                  $      -  $      -  $       -  $      -  $        -
Cost of Sales                    -         -          -         -           -
                          --------  --------  ---------  --------  ----------
Gross Margin                     -         -          -         -           -

Research and development   141,974         -    416,652         -     416,652
General and Administrative 116,662    22,521    586,268    22,521     855,688
                          --------  --------  --------- ---------  ----------
Total Expenses             258,636    22,521  1,002,920    22,521   1,272,340
                          --------  --------  --------- ---------  ----------
Income (Loss) from
operations                (258,636)  (22,521)(1,002,920)  (22,521) (1,272,340)
Interest Income             13,721         -     47,251         -      47,251
Interest Expense                 -         -          -         -           -
                          --------  --------  --------- --------- -----------
Income (Loss) Before
Income Taxes              (244,915)  (22,521)  (955,669)  (22,521) (1,225,089)


Provision for Income taxes       -         -          -         -         100
                          --------  --------  --------- --------- -----------
Income (Loss) from
Continuing Operations     (244,915)  (22,521)  (955,669)  (22,521) (1,225,189)
                          --------  --------  --------- --------- -----------
Discontinued Operations
 Gain(Loss)from discontinued
  Operations, net of tax         -      (215)         -    (2,131)     (2,131)
  Gain on Disposal of
  Discontinued Operations,
  net of tax                     -         -          -         -      71,253
                          --------  --------  --------- --------- -----------
Net Gain (Loss) from
Discontinued operations          -      (215)         -         -      69,122
                          --------  --------  --------- --------- -----------
Net Income (Loss)       $ (244,915) $(22,772) $(955,669)$ (24,652)$(1,156,067)
                          ========  ========  ========= ========= ===========

Gain(Loss)per share from
continuing Operations   $    (0.01) $  (0.00) $  ( 0.02)$   (0.00)$     (0.03)

Gain(Loss)per share from
Discontinued Operations $        -  $      -  $       - $       - $      0.00

Net Income(Loss)per
share                   $    (0.01) $  (0.01) $   (0.02)$   (0.01)$     (0.03)

Weighted Average Shares
Outstanding             45,668,031 10,943,597 45,566,206  4,454,310 44,344,094
                        ========== ========== ==========  ========= ==========

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [A Development Stage Company]
          Condensed Consolidated Statements of Cash Flows
       For the nine month periods ended August 31, 2006 and 2005
  and from the beginning of the development stage to August 31, 2006
                           (Unaudited)

                                                                     From
                                                                Beginning of
                                                            Development Stage
                                                              (June 30, 2005)
                                 For the Nine Months Ended      to August 31,
                                         August 31,
                                    2006              2005            2006
Cash Flows from Operating
Activities

Net Loss                        $  (955,669)     $ (24,652)     $(1,156,067)
Adjustments to reconcile net
(loss) to net cash provided
by operating activities:
   Depreciation and amortization      4,664              -            5,079
   Gain on the disposal of
   discontinued operations                -              -          (71,253)
   Stock issued for services        270,000              -          270,000
   (Increase)/decrease in
     prepaid expenses              (120,160)             -         (122,137)
   Increase/(decrease) in
     accounts payable                (5,889)             -              171
   Increase/(decrease) in
     accrued liabilities             55,552              -           58,152
   Increase/(decrease) in
     cash from discontinued
     operations                          -         (22,377)          (6,020)
                                ----------     -----------      -----------
Net Cash From Operating
Activities                        (751,502)        (47,029)      (1,022,075)

Cash Flows from Investing
Activities
    Purchase of equipment          (48,928)              -          (69,565)
    Purchase of computers          (13,639)              -          (13,639)
    Purchase of leasehold
     Improvements                   (4,767)              -           (4,767)
    Purchase of furniture           (7,484)              -           (7,484)
                                ----------     -----------      -----------
Cash Flows from Investing
Activities                         (74,818)              -          (95,455)

Cash Flows from Financing
Activities

   Sale of stock                         -               -        2,271,604
   Cash from discontinued
   operations                            -           3,323          (19,777)
                                ----------     -----------      -----------
Cash Flows from Financing
Activities                               -           3,323        2,251,827
                                ----------     -----------      -----------
Net Increase (Decrease) in
Cash                              (826,320)        (43,706)       1,134,297

Beginning Cash Balance           2,008,545          47,928           47,928
                                ----------     -----------      -----------
Ending Cash Balance             $1,182,225     $     4,222      $ 1,182,225
                                ==========     ===========      ===========

Supplemental Disclosure Information

   Cash paid during year for
   interest                     $         0     $         0     $          0

   Cash paid during year for
   income taxes                 $       100     $         0     $        100
   Stock issued for services    $   270,000     $         0     $    270,000

        See accompanying notes to the financial statements

                          GENOSYS, INC.
                  [A Development Stage Company]
        Notes to Condensed Consolidated Financial Statements
                        August 31, 2006


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

NOTE 3 - PREPAID EXPENSES

On January 25, 2006, the Company entered into a Research and Advisory Service Agreement with IriSys, Inc. IriSys, is to provide contract services in the development of nitric oxide tablets that will be used in conjunction with the Company's generators. In accordance with this agreement, the Company has made advanced payments of $326,725. The Company expenses these payments as services are provided in accordance with the agreement terms. For the three and nine months ended August 31, 2006, the Company expensed $116,852 and $349,725 respectively for these services. The Agreement requires that the Company pay an additional $42,675 during the year as work progresses.

On May 12, 2006, the Company entered into an Office Lease Agreement with Riverwoods Medical Art Center, L.C. In accordance with this agreement the Company has made a deposit payment of $79,849 which will be applied to the first year's rent on a monthly basis. The Company estimates a commencement date of October 1, 2006. As such, the amount of one months payments amounting to $6,654, has been classified as a long term, other asset.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

Phase I:

We are currently in Phase 1, which is expected to last 12 Months and not to exceed $2,270,000. In January of 2006, we contacted with IriSys, Inc., a pharmaceutical formulation development laboratory, to improve the formulation and delivery of nitric oxide generating tablets. As part of the formulation agreement, these tablets are being designed to be produced under FDA, Good Laboratory Practices guidelines. At the end of the third quarter, the formulation of the nitric oxide tablet was substantially complete. During the fourth quarter, we will continue to modify the tablet to maximize gas yields. We will also design packaging and test to determine the shelf life of the tablet. Management anticipates that this process will be completed during the fourth quarter, and that the tablets will be able to be produced to the required specifications.

In addition, to the formulation of the nitric oxide producing tablets, the Company also intends to contract with a local manufacturer to produce production models of our generators capable of using these tablets for the production of nitric oxide. This will be done in preparation for entry into the commercial laboratory market and for use in feasibility studies, preliminary animal safety studies and efficacy trials to be conducted within FDA guidelines. The Company has been in discussions with several manufacturers, but has not yet entered into any manufacturing agreements for the production of the nitric oxide generators.

Also during the first phase the feasibility studies, animal safety studies and efficacy trials will be used to determine the acceptable dose ranges for treatment of tuberculosis (TB). These steps will be taken in preparation and submission of an application to the FDA for and Investigational New Drug Number (IND No.).

The Company has also entered into an agreement with a patent attorney to protect the proprietary and intellectual property with applicable applications as the above processes and designs are developed.

On May 12, 2006, the Company entered into a lease agreement for its corporate headquarters. The lease agreement is for five year term beginning the first month of occupancy. Construction is anticipated to be completed by October 1, 2006.

Phase II:

During Phase II, the Company anticipates that it will begin human clinical trials for TB with our newly designed generators and formulated tablets. Coinciding with the clinical trials, the initial production improvements and Canadian Electrical Safety Association and Underwriters Laboratories Electrical Safety (USA), approvals for the generator will also be completed in order to facilitate multiple unit production. We will then contract with an FDA approved, manufacturer, to build the first production runs of commercial laboratory generators. These will be used for laboratory sales as well as for clinical trials. We will initiate and train a limited number of sales and service personnel in order to facilitate transition to a distributor.

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

Our plan of operation for the next 12 months is to finalize the formulation of the nitric oxide producing tablet, contract with a manufacture for the nitric oxide generator and complete the preparation and submission of the U.S. FDA Investigational New Drug Application ("IND") to support the generation of Nitric Oxide for use in treatment of human diseases.

A Gap Analysis for the U.S. IND, meaning a Non-clinical Assessment, a Clinical Assessment and Chemistry, Manufacturing and Controls Assessment ("CMC"), preparation for attendance at a Pre-IND meeting with the FDA and the U.S.
IND, with the aid and assistance of contracted consultants

A Clinical Program and Study Design(s), meaning clinical experts will be utilized for assessment as well as attendance at a Pre-IND meeting.

Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.

Funding.
--------

During the fourth quarter of 2005, we conducted a private offering of 3,964,031 shares of our common stock that are "restricted securities" as defined in Rule 144 to "accredited investors" only pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder, at an offering price of $0.60 per share to raise approximately $2,378,382, to fund the commencement of our Plan of Operation. Substantial additional funds will still be required if we are to reach our goals that are outlined above. We currently have no arrangements or understandings that will assure that we can successfully complete future offerings, and no assurance can be given that we will be able to do so. Without additional funding, we may not commence our planned business operations.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Date: 10/9/2006                         By  /s/John W. R. Miller
      ---------                              ------------------------
                                             John W. R. Miller, Director
                                             and President

Date: 10/9/2006                         By  /s/Christine Melanie Woodruff
      ---------                              Jones
                                             ------------------------
                                             Christine Melanie Woodruff Jones,
                                             Director, Secretary/Treasurer