Form 10KSB
period 2006-11-30
GeNOsys, Inc.
filed 2007-03-15
CIK 1145328

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C.  20549

                          FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         GENOSYS, INC.
         (Name of Small Business Issuer in its Charter)

                    Commission File Number: 000-49817
                    ---------------------------------


            UTAH                                        87-0671592
            ----                                        ----------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

               280 W. Riverpark Drive, Provo, UT 84604
               ---------------------------------------
              (Address of Principal Executive Offices)

Issuer's Telephone Number:  (801) 623-4751

Securities Registered under Section 12(b) of the Exchange Act:

                                   None.

Securities Registered under Section 12(g) of the Exchange Act:

               Common Stock, par value $0.001 per share
                         (Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     1)   Yes  [X]   (2)   Yes  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                          1
Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). No [X].

State Issuer's revenues for its most recent fiscal year: November 30, 2006 -$0

The aggregate market value of common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the Issuer as of February 22, 2007, was approximately $10,871,000.

As of February 22, 2007, the Issuer had 45,668,031 shares of common stock outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

For information on documents incorporated herein by reference, see Part III,
Item 13.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                          2
                          GeNOsys, Inc

               TABLE OF CONTENTS TO ANNUAL REPORT
                         ON FORM 10-KSB
                  YEAR ENDED NOVEMBER 30, 2006




                             PART I

Item 1.   Description of Business                                     4
Item 2.   Description of Property                                    18
Item 3.   Legal Proceedings                                          18
Item 4.   Submission of Matters to a Vote of Security Holders        19


                            PART II

Item 5.   Market for Common Equity and Related Stockholder Matters   20
Item 6.   Management's Discussion and Analysis or Plan of Operation  20
Item 7.   Financial Statements                                       27
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                       28
Item 8A.  Controls and Procedures                                    28
Item 8B.  Other Information                                          28

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                               28
Item 10.  Executive Compensation                                     31
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                 32
Item 12.  Certain Relationships and Related Transactions             33
Item 13.  Exhibits                                                   33
Item 14.  Principal Accountant Fees and Services                     34
                          3

                   Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This Annual Report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparative terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                              PART I

Item 1.  Description of Business.

     Business Development.
     ---------------------

     References to our "Company," "our," "we," "us" and words of similar import refer to GeNOsys, Inc., a Utah corporation, formerly known as "The Autoline Group, Inc.", and our wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation ["GeNOsys Nevada"]), as applicable. Our current operations will be conducted through GeNOsys Nevada, our wholly-owned subsidiary.

     Autoline.
     ---------

     For any historical information regarding Autoline under any caption that is not included below, please see our 10-SB Registration Statement, as amended, duly filed with the Securities and Exchange Commission on May 14, 2002, and amended on September 10, 2002, November 19, 2002, and December 9, 2002 (our 10SB"); our 10-KSB Annual Report for the year ended November 30, 2004, duly filed with the Securities and Exchange Commission on February 24, 2005 (our "2004 10-KSB"); and our 10-QSB Quarterly Report for the quarter ended May 31, 2005, duly filed with the Securities and Exchange Commission on July 14, 2005 (our "May 31 10-QSB"), which are incorporated herein by reference. See Part III, Item 13.

     We formed The Autoline Group 2, Inc., a Utah corporation and wholly-owned subsidiary "Autoline 2"), through which we commenced to conduct all of our operations on or after August 5, 2005.

     Effective August 18, 2005, we acquired GeNOsys Nevada. See our 8-K Current Report dated August 18, 2005, and our 8-KA Current Report dated August 18, 2005, respectively filed with the Securities and Exchange Commission on August 25, 2005, and September 28, 2005, and which are incorporated herein by reference. See Part III, Item 13. Also see the heading "Business," below, for a complete description of the planned business operations and intellectual property to which we succeeded.
                          4
     On September 12, 2005, we conveyed all of the securities of our wholly-owned subsidiary, Autoline 2, through which we formerly conducted all of our automobile purchase and sale operations, as payment of our obligations under our Indemnification Agreement with James P. Doolin, a former director and executive officer of Autoline who had agreed to assume, pay and indemnify and hold us and GeNOsys Nevada harmless from and against any and all liabilities of our Company that existed or were based upon transactions that occurred prior to the closing of the GeNOsys Nevada merger on August 18, 2005; and with this conveyance, we ceased all of these operations. See our 8-KA Current Report dated August 18, 2005, referenced in Part III, Item 13.

     On September 19, 2005, we filed a Definitive Information Statement with the Securities and Exchange Commission and mailed it to our shareholders on that date respecting resolutions of our Board of Directors and persons owning a majority of our outstanding voting securities that would amend our Articles of Incorporation by changing our name to "GeNOsys, Inc.," to be effective on or about October 10, 2005.

     We completed the private sale to certain "accredited investors" as defined in Regulation D and Rule 506 of the Securities and Exchange Commission of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock that were "restricted securities" as defined in Rule 144 at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million.

     On January 24, 2006, we executed a Research and Advisory Services Agreement (the "Agreement") with IriSys Inc., a Pharmaceutical Formulation Development and cGMP ("current good manufacturing practices") firm located in San Diego, California. Under the Agreement, IriSys will provide contract services to us to support the development of a tablet that produces a known quantity of nitric oxide when used in conjunction with our custom generators, all as discussed below. IriSys' development activities will include methods suitable for the germination of the tablet properties and nitric oxide generation; the formulated development of the components to determine the process of producing tablets with acceptable characteristics for use in our generators; the development of a blending and tableting process; prototype development; packaging development; manufacturing and process development; stability testing; and analytic methods validation. These services commenced during the first quarter of 2006, at an estimated cost of approximately $408,000, payable in various increments based upon progress billings and have continued over the past year. As of the end of the year, IriSys had completed the initial tasks as modified.

     Business.
     ---------

     With the completion of the merger with GeNOsys Nevada, we are now a medical research and development company that is specializing in pharmaceutical, bio-technical and medical gas generating systems. The primary gas our systems will generate is nitric oxide, along with other various combinations of beneficial medical gases suitable for the treatment of human diseases.

     Nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas. Nitrogen dioxide is present in all nitric oxide gas currently produced; that limits the size of the dose of nitric oxide gas that can be administered to humans and animals.

     We have developed a proprietary compound formulation that will be utilized to produce nitric oxide gas in our generators. The nitric oxide gas is produced in our desktop generators. Management believes that with further formulation of our proprietary compound, we can make or filter nitric oxide gas with less toxic amounts of nitrogen dioxide and that this process can produce nitric oxide gas in ample quantities for any current or prospective use and at a substantially reduced price of all currently available technologies.
                          5
     Our current generator model is capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use. GeNOsys will continue to further develop our generator and our compound formulation for high production quantities and consistency. The product must have a known shelf life and be available in various configurations to produce known concentrations and known volumes of gas. Packaging will be another developmental process that will need to be addressed. Management plans to rely on outside contractors to achieve these objectives.

     We estimate that non-clinical laboratory sales should take place earlier than United States Food and Drug Administration ("FDA") approval. Management anticipates that selling our generator earlier into the market as laboratory equipment will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help with the substantial costs of the FDA approval process for human medical uses. We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing. We anticipate entering the non-clinical laboratory market in the next 24 months.

     All human medical uses of nitric oxide gas require FDA approval and the approval of similar international agencies. Approval can be a long and expensive process, with no assurance that any such approval can ever be gained. Management hopes to reduce time to regulatory approval by certain strategic approaches that are proprietary.

     Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company and to:

     * manufacture and sell medical grade nitric oxide generators and tablets for use in the relief of human diseases;

     * offer value added services such as custom generators adapted for the treatment of various diseases;

     * hire staff both currently identified and unidentified to implement our business model;

     *     gain FDA approval of our generating system; and

     *     to reach a break-even point by the end of year five.

     Principal Products or Services and Their Markets.
     -------------------------------------------------

     Our principal products are our nitric oxide gas generator, our medical gas generator and our proprietary compound formulation for use in these generators for producing nitric oxide gas. We believe that our Technology Rights represent an improvement in existing methods of producing and delivering nitric oxide gas. See the heading "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts," of this Item, below. There are no current human medical uses for nitric oxide that do not require prior FDA approval. See the heading "Need for any Governmental Approval of Principal Products or Services," of this Item, below.

     Our business model is built upon the sale of our gas generators to hospitals, laboratories and other medical groups requiring our products, with ongoing revenues being expected from the continued sale of our proprietary nitric oxide producing tablets.
                          6
     In order to further shorten the time line to positive cash flow and to lessen the cash demand, laboratory sales of generating devices will commence as soon as possible. Less stringent regulatory demands make this an attractive method of infiltration into the research community. As sales increase in the laboratory market, new uses for the gas generator will be spawned as well as new applications and dose ranges for other diseases that may be unknown at this time. This new knowledge can be used to our advantage in customizing and updating generators for these new markets.

     There is a substantial market for use of nitric oxide gas for use in experiments in various non-medical trials which do not require the use of a medically approved nitric oxide gas. We will target that market as soon as we have completed planned additional development of our generator and the further formulation of our proprietary compound, estimated to be completed by early fiscal 2007.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

     In North America, the FDA restricts sales of drugs that do not meet their approval. Our strategy will be to ensure that our human medical products are FDA approved. After FDA approval, we will choose an appropriate distributor that has a complimentary line of products. The estimated time to market is approximately five years; however, because of the nature of the process, there can be no assurance as to the actual timing or success of the process. Existing sales of nitric oxide gas are over $300 million per year at very high dosage costs. We expect to significantly expand this market by reducing the per unit dosage costs. It is of importance to note that although international markets will follow the lead of the FDA on matters concerning sale of pharmaceuticals in their countries, each country will have their own regulatory requirements to which we plan to comply.

     Market strategy is linked to the key users of our products during clinical trials. Early innovators will be sought to use our products in trials. The early innovators are the best word of mouth advertisers in the medical community. We intend to secure the services of several key individuals who may be specifically helpful in advancing our sales and marketing opportunities.

     Management anticipates that the non-medical laboratory use of the generator will create direct to customer contacts and create interest within the nitric oxide market to gain interest in our products by demonstration and use. Management plans to engage a distributor to handle our marketing and distribution when appropriate.

     Competitive Business Conditions.
     --------------------------------

     We are entering the medical device and therapy business. Although competitive, there are certain protections allowed an FDA approved drug. When approval is given, by default, other competitors are excluded because of the high costs of attaining the approval as well as the futility of duplicating the same drug application, as investment in the same drug, would be unprofitable duplication. Patents also inhibit competition. Additionally, our anticipated low production cost of nitric oxide gas may inhibit competitors from entry into the market. Production costs of the compound are expected to be a fraction of current industry costs.
                          7
     Regardless, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies, including our generators and our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas. For risks associated with patent rights and other proprietary rights, see the Risk Factor, "We Face Intense Competition in the Markets Targeted by Our Products"; "Most All of Our Competitors Have Substantially Greater Resources than We Do and Have Been in Business Longer Than We Have"; and "We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source," below, under the caption "RISK FACTORS." Nitric oxide is sold commercially by most major gas companies as a specialty gas mixture and calibration gas. Most of these gases are not medical use gases. The major competitors in this industry are Praxair (Union Carbide), Airgas, Air Liquide (Liquid Air), AGA (Europe), British Oxygen and Mattheson Gas.

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

     Sources and Availability of Raw Materials and Names of Principal
     Suppliers.
     ----------

     The substances that make up our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators are common substances that are available from many sources.

     Dependence on One or a Few Major Customers.
     ------------------------------------------

     It is not presently anticipated that we will be dependent upon one or a few major customers for our success or for the sale of our products. We believe the markets for nitric oxide gas are wide and varied and will continue to grow. If our technology is successful in producing low cost nitric oxide gas for non-medical use and for use in the treatment of human diseases and maladies as outlined above, management believes that the use of nitric oxide gas will increase substantially.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     ------------------------------

        We have and have succeeded to the following rights with respect to our products:

     * Nitric Oxide Gas Generator, Canadian Patent Application, Serial Number 2,413,834, Filed December 10, 2002;

     * Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     * Nitric Oxide Gas Generator, U. S. Patent Application, Serial No. 10/733,805, Filed December 10, 2003; Allowed, January 29, 2007; and

     * Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004.

     Management intends to continue filing patent applications or other applications that may protect our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators as the need arises. Following further development of the generator and formulation of the compound, we anticipate filing patent applications in the United States, Canada and other foreign countries, as appropriate. See Part II, Item 6, specifically, the heading "Plan of Operation."
                          8
     For risks associated with patent rights and other proprietary rights, see the Risk Factors, "If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively Affected," "We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others" and "We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming," under the caption "RISK FACTORS," below.

     Need for Governmental Approval of Principal Products or Services.
     -----------------------------------------------------------------

     One of our corporate strategies is to produce nitric oxide gas for use in the treatment of human diseases and maladies. That application will require FDA approval, which approval process is expected to take many years; approval is never assured, and the process is very time consuming and costly. We do not presently have the funds available for these purposes, and no assurance can be given that we will be able to raise the required funding for this planned application of our products.

     The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations that relate to the use of our products in the treatment of humans.

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing of the commercialization of our generator and our nitric oxide tablet product. Human use of either will require regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources. Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business. Our policy will be to conduct our research and development activities in compliance with current FDA guidelines, and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

     Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. This process can be both lengthy and costly and the results are uncertain. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, request for designation, FDA registration, the filing of an Investigational New Drug Application ("IND") or equivalent, human clinical trials and approval of a New Drug Application ("NDA"). The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin. Clinical trials generally involve a three-phase process:

     * Phase I trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug absorption, distribution and metabolism;
                          9
     * Phase II trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages and dose regimens, expand evidence of the safety profile and, perhaps, determine preliminary efficacy; and

     * Phase III trials are large scale, comparative trials that are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies.

     The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices ("cGMP"). In complying with cGMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance or engage the services of outside contractors who are well versed in compliance with these requirements. Following approval of the NDA, we are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

     It is not presently anticipated that we will be manufacturing our generator or our nitric oxide tablet; we intend to develop our products through testing and then to contract the manufacture, sale or license of those products.

     European countries generally follow the same regulatory approval procedures. The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured. The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union. The receipt of regulatory approvals often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted to us, and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.
In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

     In addition to the foregoing, our present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.
                          10
     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

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

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * an issuer with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.
                          11
     This procedure requires the broker/dealer to:

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

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.
                          12
     Research and Development.
     -------------------------

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

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

     We do not anticipate any material expense for compliance with environmental laws in connection with our planned or contemplated business operations as our Plan of Operations details that we will be using contractors well versed in dealing with the applicable hazards associated with producing and packaging nitric oxide gas and other pharmaceuticals. See the Part II,
Item 6, below, specifically, the heading "Plan of Operation."

     Number of Employees.
     --------------------

     We currently have five employees and will consider our employment needs as business developments require. We anticipate filling most of our needs for services, other than core employees, through contract organizations and outside agreements with suppliers of services in the industries of our planned business operations as may be required.

RISK FACTORS.
-------------

     We are subject to the risks inherent in any newly formed, undercapitalized and developmental stage company, including, among other risk factors, the following. This list of risk factors is not exclusive or all encompassing.

     Because our limited operations have not generated revenues, we require substantial funding to undertake our Plan of Operation, and we may never generate revenues or, if we are able to generate revenues, achieve profitability.

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

     Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever bring any product to market or, if we are successful in doing so, that we will ever become profitable.
                          13
     Our Products Are Based on a Technology That Could Ultimately Prove Ineffective.
------------

     Our products are to be created using our proprietary Technology Rights. We have not yet conducted laboratory or animal studies to establish whether the Technology Rights are safe and effective for all of our intended uses. Ultimately, our research currently indicating that our Technology Rights possess beneficial properties, may prove to be incorrect. In this case products made from our Technology Rights may not differ substantially from existing treatment methods and may in fact be inferior to them. If these products are substantially identical or inferior to treatment methods already available, the market for our products would be reduced or eliminated.

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

     We Face Intense Competition in the Markets Targeted by Our Products. Most of Our Competitors Have Substantially Greater Resources than We Do, and We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source.
---------------------------------------------------

     We have not yet devoted substantial research efforts or capital to the development of our Technology Rights and our products. However, even if our future efforts are successful in this regard, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies. The markets for treatments for many diseases are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our products, we will compete with these established drugs and will need to show that our products have safety or efficacy advantages in order to take market share and be successful for many uses.

     If We Lose Our Key Personnel or Are Unable to Hire Additional Personnel, We Will Have Trouble Growing Our Business.
------------------------------------------

     We will depend to a large extent on the abilities of our President, John
W. R. Miller. The loss of Mr. Miller or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.
                          14
     Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel. Competition for qualified personnel is intense. As a result, we may be unable to attract, assimilate or retain qualified personnel. We may also be unable to retain the employees that we currently employ or to attract additional technical personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

     If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively Affected.
--------------------------------------------------------------------------

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

     We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology Rights or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others.
--------------------------

     Our ability to freely practice our products may be dependent upon the duration and scope of other patents held by third parties. Our patent, prior art and infringement investigations have been conducted primarily by us. Although we have consulted with our patent counsel in connection with our Technology Rights investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our Technology or products
                          15
infringe upon any issued patents or whether our patent applications relating to the Technology Rights could be invalidated or rendered unenforceable for any reason or could be subject to interference proceedings. There may be patents or patent applications of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents. Third-party patents may impair or block our ability to conduct our business. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that we might infringe patents held by others.

     Claims may be asserted against us that our products or Technology Rights infringe patents or other intellectual property owned by others. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others.
In the event of litigation, any claims may not be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs and may result in an award of damages, lost profits, attorney's fees, and tripling of those damages in the event that a court finds an infringement to have been willful. A lawsuit could also place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

     * cease making, selling, offering or using any products that infringe a third party's intellectual property through an injunction;

     * obtain a license or an assignment from the holder of the infringed intellectual property right, which license or assignment may be costly or may not be available on reasonable terms, if at all; and

     * redesign our products, which would be costly and time-consuming, and may not be possible.

     We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming.
--------------------------------------

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

     Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects
                          16
in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference may result in substantial costs and distraction to our management.

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

     Failure by Our Third-party Manufacturers to Comply with the Regulatory Guidelines Set Forth by the FDA with Respect to Our Products Could Delay or Prevent the Commercialization of Our Products.
----------------------------------------------

     Our reliance on third-party manufacturers will expose us to the following additional risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA for some uses or other regulatory agencies or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

     * Manufacturers are obligated to operate in accordance with FDA-mandated cGMP requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of our products for commercial distribution.

     * Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP and compliance with supplemental approval requirements. Any such necessary re-validation and supplemental approvals may be costly and time-consuming.
                          17
     * Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under federal drug laws, other government regulations and corresponding foreign standards. If our third-party manufacturers or we fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, seizures or recalls of product, operating restrictions and criminal prosecutions.

     We believe that our contracted sources are cGMP qualified. See the heading "Business Development," of this Item 1.

     Our Products May Not Be Accepted by the Market.
      ----------------------------------------------

     Our products may not gain market acceptance among physicians, patients, healthcare providers, insurance companies and the medical community in general. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

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

     If We Fail to Establish Marketing, Sales and Distribution Capabilities, or Fail to Enter into Arrangements with Third Parties, We Will Not Be Able to Create a Market for Our Product Candidates.
-------------------------------------------

     Our strategy with our products is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. Currently, we do not have any sales, marketing or distribution capabilities. In order to generate
                          18
sales of any product candidates, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

     In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement for Our Products from Third-party Payors.
-------------------------------------------------------------------

     Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

     *    government and health administration authorities;

     *    private health insurers; and

     *    other third party providers or payors, including Medicare.

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

Item 2.  Description of Property.

     Our executive offices are located at 280 W. Riverpark Drive, Provo,
Utah 84604. We lease approximately 2,600 square feet at a lease price of $4,850 per month. Our lease is for a period of five years, commencing in May, 2006. In addition, our original facility space, located at 5063 Riverpark Way, Provo, Utah 84604, is being utilized for our research and development.
It is on a month-to-month lease with a monthly payment of $1,600.
                          19
Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Our Company has had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2006.
                          20
                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     Market Information.
     -------------------

     Our Company's common stock is traded on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "GNYS."

     The high and low bid quotations for our Company's common stock during the each quarter of the fiscal year ended November 30, 2006, and 2005, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
February 28, 2005                      $1.01               $0.51

May 31, 2005                           $0.51               $0.10

August 31, 2005                        $0.25               $0.10

November 30, 2005                      $3.05               $0.25

February 28, 2006                      $3.60               $3.05

May 31, 2006                           $3.60               $2.50

August 31, 2006                        $2.50               $2.00

November 30, 2006                      $2.05               $1.43

          * The future sale of presently outstanding "restricted securities" (common stock) of our Company by present members of management and others may have an adverse effect on any market in the shares of common stock of our Company.

     Holders.
     --------

     The number of record holders of our outstanding common stock as of the date of this Annual Report is approximately 233.

     Dividends.
     ----------

     We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.
                          21
     Recent Sales of Restricted Securities.
     --------------------------------------

     We issued 40,000,000 shares of our common stock in the merger with GeNOsys Nevada that was completed on August 18, 2005. For a complete accounting of the issuance of these shares, see our Statement of Stockholders' Deficit in our audited financial statements contained herein.

     Effective on or about November 1, 2005, we completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million.

     On January 31, 2006, we issued 450,000 shares to Smith Consulting Services, Inc., a Utah corporation and financial consulting firm to us ("SCS"), in replacement of 450,000 shares that SCS had conveyed to two of our consultants and one attorney for services that were rendered for our benefit from the shares that SCS received under our merger with GeNOsys Nevada. These consultants and the one attorney provided services to SCS under its Consulting Agreement with GeNOsys Nevada. For a complete accounting of the issuance of these shares, see our Statement of Stockholders' Deficit in our audited financial statements contained herein.

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

     Purchases of Company Equity Securities.
     ---------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended November 30, 2006; however, SCS canceled 1,302,500 shares of the 3,800,000 shares it acquired under the GeNOsys Nevada merger, based upon its understanding with principals of GeNOsys Nevada in their Consulting Agreement that if it were able to purchase any of the shares of our Company that were already outstanding and owned by former principals or others following the merger, that it would cancel a like number of such shares so that the number of shares that SCS was entitled to under such Consulting Agreement would remain unchanged. SCS purchased 1,302,500 shares of our common stock from two former principals and three non-affiliated persons for cash on or about August 25, 2005, and executed and delivered certain Lock-Up/Leak-Out Agreements that restricted the sale of these purchased shares.
                          22
      Effective January 31, 2006, we waived the provisions of these Lock-Up/Leak-Out Agreements so that SCS could privately sell an aggregate of 413,044 shares the resale of which were covered thereby for the aggregate sum of $250,000 to a limited number of persons who were believed to be "accredited investors" or "sophisticated investors" as defined in Regulation D and/or Rule 506 of the Securities and Exchange Commission; and to make gifts of 61,635 shares to five persons who were also believed to be "accredited investors" or "sophisticated investors". The Lock- Up/Leak-Out Agreements that had been executed by SCS with respect to the remaining 827,821 of these shares that are currently still owned by SCS were reaffirmed; these Lock-Up/Leak-Out Agreements expired on or about August 24, 2006.

     See the Schedule 13D, the Schedule 13DA-1 and the Schedule 13DA-2 filed by SCS with the Securities and Exchange Commission for additional information about these share purchases.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

     Overview.
     ---------

     We are in the development stage and have incurred cumulative net losses since inception. We incurred negative cash flows from operating activities of $928,751 and $270,573 for the years ended November 30, 2006 and 2005, respectively. Our products are in the development stage and are subject to regulatory approval by the Food and Drug Administration. Although we are confident that the products under development will be successfully tested and commercialized, there can be no assurance that such approvals will be received. Development work to date is detailed below.

     In the first 12 months, we contracted with a pharmaceutical formulation development laboratory, to improve the formulation and deliver the first nitric oxide generating tablets produced under good laboratory practices ("GLP") guidelines. This was done in preparation for application to the FDA for approval. In accordance with initial plans, we have continued discussions with qualified groups concerning clinical trials, but no agreements have been executed. In the first 12 months, we successfully obtained a five-year lease for office space in which to headquarter our operations and have hired staff to begin the creation of an FDA Quality System and ISO 13485 compliance.

     Over the next 12 to 24 months, we plan to pursue various levels of the international regulatory approval process. Applications and product opportunities for nitric oxide generators are believed to be broad and cover a wide range of commercial fields, each with a distinct pre-market requirement. We plan to seek the most effective regulatory paths to market. We plan to approach a contracted supplier to produce a device capable of meeting FDA guidance document requirements for a nitric oxide system. We will also continue to seek and hire qualified staff necessary to implement the FDA-required Quality System throughout all levels of the operation. We plan to enter the non-clinical laboratory market with products produced by outside contractors. In order to maintain protection of proprietary, intellectual property, we will continue securing patents for all developed and developing technology.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.
                          23
     We completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million during November, 2005. Substantial additional funds will still be required if we are to reach our goals that are outlined above. We currently have no arrangements or understandings that will assure that we can successfully raise any additional funds that may be required.

     Critical Accounting Policies.
     -----------------------------

     Revenue Recognition.
     --------------------

     Pursuant to Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," we will recognize revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured

     Product revenues will be recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable. Rights of return for manufactured product are dependent upon the agreement.

     Long-Lived Assets.
     ------------------

     We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended November 30, 2006 and 2005.

     Capitalization of Patent Costs.
     -------------------------------

     We have elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years for which it is estimated that economic benefit will be derived.

     Stock Based Compensation.
     -------------------------

     On January 1, 2006, we adopted the provisions of Statement 123 (revised
2004) (Statement 123(R)), "Share-Based Payment," which revises Statement 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

     We have elected to use the modified prospective transition method as permitted by Statement 123(R). Under this transition method, we will apply the provisions of Statement 123(R) to all new awards.

     Off-Balance Sheet Arrangements.
     -------------------------------

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
                          24
     Recent Accounting Pronouncements.
     ---------------------------------

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of this standard.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of this standard.

     In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

     Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

     SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

     SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

     We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending November 30, 2006. We do not believe the adoption of SAB 108 will have a significant effect on our financial statements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This
                          25
statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. We do not expect adoption of SFAS 154 to have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. While the Company has no outstanding awards, it has adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. We do not expect the adoption of SFAS 123R to have a material impact on our financial statements, but this will be re-evaluated when/if stock-based compensation awards are implemented.

     We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

     Financial Position.
     -------------------

     We had $904,715 in cash as of November 30, 2006. This is a decrease of $1,103,830 from November 30, 2005. Working capital as of November 30, 2006, was $928,942 as compared to $1,999,885 at November 30, 2005. This decrease was largely due to the operating loss for the fiscal year, coupled with capital expenditures.

     Years Ended November 30, 2006 and 2005.
     ---------------------------------------

     During the years ended November 30, 2006 and 2005, we had no revenue or related cost of sales.

     Research and development expenses ("R&D") for the year ended November 30, 2006, were $730,131. No R&D expenses were recorded for the year ended November 30, 2005. The expenses in 2006 are comprised of salaries and benefits, travel expenses, production of prototypes, and other development expenses related to the research of nitric oxide gas. It is anticipated that R&D expenses will significantly increase as FDA applications are made and the development work required for commercialization escalates.

     General and administrative expenses for the year ended November 30, 2006, were $506,801 compared to $269,421 for the year ended November 30, 2005, an increase of $237,380. The hiring of additional personnel, travel expenses, office rental, and other administrative expenses will continue to increase throughout 2007.

     Other income of $58,131 was realized for the year ended November 30, 2006 from interest earned on invested funds. That income is expected to decline in 2007 as funds are drawn from investment accounts to fund operating and capital expenses.
                          26
     The net loss for the year ended November 30, 2006, was $1,178,901. This compares to a net loss realized for the year ended November 30, 2005, of $200,399. It is anticipated that the net loss in 2007 will widen as additional resources are allocated to the testing, approval and commercialization of the products.

     Liquidity and Capital Resources.
     --------------------------------

     To date, we have financed our operations principally through private placements of equity securities. We used net cash for operating activities of $928,751 in the year ended November 30, 2006. As of November 30, 2006, our working capital was $928,942, and our current liabilities were $59,632.

     Our working capital requirements for the foreseeable future will vary based on a number of factors, including the costs to complete development work, the cost of bring products to commercial viability, the timing of the market launches, and the level of sales. As of November 30, 2006, we had accounts payable and accrued liabilities totaling $59,632. We anticipate that we will need to raise additional funds during 2007 to execute our business plan. There can be no assurance that additional funding will be available to us or that if funding is available that it will be under favorable terms. If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

Item 7.  Financial Statements

                          27
                          GeNOsys, Inc.
                  (A Development Stage Company)
     Report of Independent Registered Public Accounting Firm
                     and Financial Statements

                       November 30, 2006

                       TABLE OF CONTENTS
                                                                    Page
Report of Independent Registered Public Accounting Firm              F-2


Consolidated Balance Sheet as of November 30, 2006                   F-3


Consolidated Statements of Operations for the years ended
November 30, 2006 and 2005 and for the period of the
development stage (June 30,2005) through November 30, 2006.          F-4


Consolidated Statements of Stockholders' Equity for the years ended November 30, 2006 and 2005 and for the period of the
development stage(June 30, 2005) through November 30, 2006.          F-5


Consolidated Statements of Cash Flows for the years ended
November 30, 2006and 2005 and for the period of the
development stage (June 30, 2005) through November 30, 2006.         F-6


Notes to Consolidated Financial Statements                    F-8 - F-13

                               F-1



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
GeNOsys, Inc.

We have audited the accompanying consolidated balance sheet of GeNOsys, Inc. as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2006 and 2005 and for the period of the development stage (June 30, 2005) through November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeNOsys, Inc., (a development stage company), as of November 30, 2006 and 2005, and the results of their operations and their cash flows for the periods ended November 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception. These factors raise substantial doubt about its ability to continue as a going concern. The Company has not established operations with consistent revenue streams. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
February 27, 2007
                               F-2

                         GENOSYS, INC.
                 (A Development Stage Company)
                  Consolidated Balance Sheets

                             ASSETS


                                        November 30, November 30,
                                                   2006          2005
CURRENT ASSETS
   Cash and cash equivalents - Note 9           $ 904,715    $2,008,545
   Prepaid expenses                                83,859             -
                                                ---------    ----------
      Total Current Assets                        988,574     2,008,545
                                                ---------    ----------
Patent - Note 6                                     7,967           297
Prepaid expenses, net of amortization                   -         2,102
Property and equipment, net of depreciation
  Note 5                                          176,949        20,475
                                                ---------    ----------
     TOTAL ASSETS                              $1,173,490    $2,031,419
                                                =========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $    9,692    $    6,060
  Accrued liabilities                              49,840         2,500
  Taxes payable                                       100           100
                                               ----------    ----------
     Total Current Liabilities                     59,632         8,660
                                               ----------    ----------
     TOTAL LIABILITIES                             59,632         8,660
                                               ----------    ----------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value; 50,000,000
    shares authorized; 45,668,031 and
    45,218,031 shares issued and outstanding,
    respectively - Note 4                          45,668        45,218
  Additional paid-in capital                    2,525,414     2,255,864
  Accumulated deficit                             (77,924)      (77,924)
  Deficit accumulated in the development stage (1,379,300)     (200,399)
                                               ----------    ----------
     Total Stockholders' Equity                 1,113,858     2,022,759
                                               ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $1,173,490    $2,031,419
                                               ==========    ==========


         See Accompanying Notes to Financial Statements.
                               F-3

                         GENOSYS, INC.
                 (A Development Stage Company)
             Consolidated Statements of Operations

                                                        From Inception of
                                                      the Development Stage
                                For the Years Ended     On June 30, 2005
                                 November 30,            Through
                                  2006        2005      November 30, 2006

REVENUES                        $       -   $        -  $         -
COSTS OF GOODS SOLD                     -            -            -
                                ---------   ----------  -----------
   GROSS PROFIT                         -            -            -
                                ---------   ----------  -----------

OPERATING EXPENSES
  General and Administrative      506,801      269,421      776,222
  Research and development        730,131            -      730,131
                                ---------   ----------  -----------
    Total Expenses              1,236,932      269,421    1,506,353
                                ---------   ----------  -----------
LOSS FROM OPERATIONS           (1,236,932)    (269,421)  (1,506,353)
                                ---------   ----------  -----------
OTHER INCOME (EXPENSES)
  Interest income                  58,131            -       58,131
  Interest expense                      -            -            -
                                ---------   ----------  -----------
   Total Other Income (Expenses)   58,131            -       58,131
                                ---------   ----------  -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES          (1,178,801)    (269,421)  (1,448,222)

PROVISION FOR INCOME TAXES           (100)        (100)        (200)
                                ---------   ----------  -----------
LOSS FROM CONTINUING OPERATIONS(1,178,901)    (269,521)  (1,448,422)

DISCONTINUED OPERATIONS
  Loss from discontinued
   operations, net of tax               -       (2,131)      (2,131)
  Gain on disposal of discontinued
   operations, net of tax               -       71,253       71,253
                                ---------   ----------  -----------
  Net gain from discontinued
   operations                           -       69,122       69,122
                                ---------   ----------  -----------
NET INCOME (LOSS)             $(1,178,901)  $ (200,399) $(1,379,300)
                               ==========   ==========  ===========

LOSS PER SHARE FROM CONTINUING
  OPERATIONS                  $     (0.03)  $    (0.01) $     (0.03)
                              ===========   ==========  ===========
INCOME PER SHARE FROM DISCONTINUED
  OPERATIONS                  $         -   $      NIL  $       NIL
                              ===========   ==========  ===========
NET LOSS PER SHARE            $     (0.03)  $    (0.01) $     (0.03)
                              ===========   ==========  ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC &
  DILUTED                      45,591,593   41,631,879   44,576,678
                              ===========   ==========  ===========


         See Accompanying Notes to Financial Statements.

                         GENOSYS, INC.
                 (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the years ended November 30, 2006 and 2005

                                           Additional
                          Common Stock      Paid in    Accumulated
                        Shares     Amount   Capital      Deficit   Total
Balance at November
30, 2003              2,556,500 $ 2,557  $   26,243  $   (51,941) $(23,141)

Net loss for the period
ended November 30, 2004       -       -           -      (25,983)  (25,983)
                     ---------- -------  ----------  -----------  --------
Balance November 30,
2004                  2,556,500   2,557      26,243      (77,924)  (49,124)

Issued common stock
for cash at $0.0001  33,231,456  33,231     (29,908)           -     3,323

Issued stock for
patents at $0.0001    2,968,544   2,969      (2,672)           -       297

Issued stock for
consulting agreement
at $0.0001            3,800,000   3,800      (3,420)           -       380

Shares canceled      (1,302,500) (1,303)      1,303            -         -

Issued stock for
cash at $0.60 per
share                 3,964,031   3,964   2,374,418            - 2,378,382

Stock promotion costs         -       -    (110,100)           -  (110,100)

Net loss for the
period ended November
30, 2005                      -       -           -     (200,399) (200,399)
                     ---------- -------  ----------  -----------  --------
Balance at November
30, 2005             45,218,031  45,218   2,255,864     (278,323)2,022,759

Issued stock for
services at $0.60
per share               450,000     450     269,550            -   270,000

Net loss for the
period ended
November 30, 2006             -       -           -  (1,178,901)(1,178,901)
                     ---------- -------  ----------  ----------  ---------
Balance at November
30, 2006             45,668,031 $45,668  $2,525,414 $(1,457,224)$1,113,858
                     ========== =======  ==========  ==========  =========

          See Accompanying Notes to Financial Statements

                         GENOSYS, INC.
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows

                                                        From Inception of
                                                      the Development Stage
                                For the Years Ended     On June 30, 2006
                                 November 30,            Through
                                  2006        2005      November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                        $(1,178,901) $  (200,399)    $(1,379,300)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation and Amortization      10,936          415          11,351
   Gain on disposal                        -      (71,253)        (71,253)
   Decrease in cash from
   discontinued operations                 -       (6,020)         (6,020)
   Stock issued for services         270,000            -         270,000
Changes in operating assets and
liabilities
   (Increase) Decrease in prepaid
   expenses                          (81,757)      (1,976)        (83,733)
   Increase (decrease) in accounts
   payable                             3,631        6,060           9,691
   Increase (decrease) in accrued
   compensation                       47,240        2,500          49,740
   Increase (decrease) in tax
   payable                               100          100             200
                                ------------  -----------    ------------
    Net Cash Used by Operating
    Activities                      (928,751)    (270,573)     (1,199,324)
                                ------------  -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of intangible assets       (7,670)           -          (7,670)
  Purchase of equipment             (167,409)     (20,637)       (188,046)
                                ------------  -----------    ------------
    Net Cash Used by Investing
    Activities                      (175,079)     (20,637)       (195,716)
                                ------------  -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for
  cash                                     -    2,271,604       2,271,604
  Cash from discontinued operations        -      (19,777)        (19,777)
                                ------------  -----------    ------------
    Net Cash Provided by Financing
    Activities                             -    2,251,827       2,251,827
                                ------------  -----------    ------------

NET INCREASE IN CASH              (1,103,830)   1,960,617         856,787
CASH AT BEGINNING OF PERIOD        2,008,545       47,928          47,928
                                ------------  -----------    ------------
CASH AT END OF PERIOD           $    904,715  $ 2,008,545    $    904,715
                                ============  ===========    ============

         See Accompanying Notes to Financial Statements.

                         GENOSYS, INC.
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows

                                                        From Inception of
                                                      the Development Stage
                                For the Years Ended     On June 30, 2006
                                 November 30,            Through
                                  2006        2005      November 30, 2006

SUPPLEMENTAL DISCLOSURES INFORMATION
  Cash paid during the year for
  interest                      $       -  $     750       $       750
  Cash paid during the year for
  income/franchise taxes        $     100  $     100       $       200



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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements of the Company include the accounts of GeNOsys, Inc. and its subsidiary, GeNOsys, Inc., a Nevada corporation. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

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

Research and Development Costs

Research and development costs are expensed in the period they are incurred in accordance with Financial Accounting Standard No. 2, "Accounting for Research & Development Costs."

Capitalization of Patent Costs

The Company has elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years from which it is estimated that economic benefit will be derived.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $904,715 in cash on November 30, 2006.

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

Fair Value of Financial Instruments

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at approximate market value.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for us beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

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

In December 2004, the FASB issued SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"), a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. While the Company has no outstanding awards, it has adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Because the Company had no options outstanding as of November 30, 2006, the adoption of SFAS 123R will not have any effect on its financial position, results or operations or cash flows for the period ending November 30, 2006.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, it believes that none of these pronouncements will have a significant effect on our current or future earnings or operations.

NOTE 2   GOING CONCERN

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

NOTE 3   INCOME TAXES

The provision for income taxes consists of the following:

                                           2006           2005
Current Taxes                           $       100   $       100
                                        -----------   -----------
                                        $       100   $       100
                                        ===========   ===========

The Company has available net operating losses of approximately $1,460,773 which can be utilized to offset future earnings of the Company. Below is a summary of deferred tax asset calculations on the net operating loss carryforward amount. The net loss carryforwards amount begins to expire in 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has the following carryforwards available at November 30, 2006:

                                    Taxable
                                   Temporary     Expected   Deferred Tax
                                   Difference    Tax Rate Asset (Liability)
Non-current deferred tax liability
----------------------------------
Book/Tax depreciation difference
     Federal                       $  (7,247)      15%        $   (1,087)
     State                            (7,247)       5%              (362)
                                                              ----------
Total non-current deferred tax
liability                                                         (1,449)

Non-current deferred tax asset
------------------------------
Net operating losses
     Federal                       1,460,773       15%        $  219,116
     State                         1,460,773        5%            73,039
Deferred tax asset valuation
allowance                                                       (290,706)
                                                              ----------
Total non-current deferred tax asset                          $    1,449

Total deferred tax asset (liability)                                   -
                                                              ----------
Deferred tax asset valuation allowance                          (290,706)
Total non-current deferred tax asset                               1,449
Total deferred tax asset (liability)                                   -

The company is incorporated n the State of Nevada, but conducts its operations in the State of Utah, which levies a $100 minimum tax per year. As a result, the Company has accrued a provision of $100 per year to account for this tax.

The effective tax rate for continuing operations differs from the statutory rate as follows:

Expected provision (taxes on income before taxes )        $   (235,760)
                                                          ------------
Effect of:
   Non-deductible expenses                                         442
   Temporary differences due to depreciation                    (1,469)
   Deduction for state taxes                                       (20)
   Increase (decrease) in valuation allowance                  236,807
   State minimum franchise tax                                     100
                                                          ------------
Total actual provision                                    $        100
                                                          ============

NOTE 4   COMMON STOCK

On June 30, 2005, the Company issued 33,231,456 shares of common stock for cash, at $0.0001 per share to the officers of the Company. In addition, the Company issued 2,968,544 shares of common stock at $0.0001 per share in exchange for patents and 3,800,000 shares of common stock at $0.0001 per share as part of a consulting agreement, of which, 1,302,500 were subsequently canceled. In October and November of 2005, the Company issued 3,964,031 shares of common stock for cash, at $0.60 per share to private investors and incurred stock promotion expenses of $110,100 as part of the issuance.

On January 31, 2006, the Board of Directors consented to the issuance of 450,000 shares of restricted common stock in exchange for services provided to the Company. The transaction was valued at $270,000 ($0.60 per share).

NOTE 5   PROPERTY, PLANT & EQUIPMENT

The major classes of assets as of the balance sheet date are as follows:

                                               2006           2005
Furniture and fixtures                      $  64,289      $       -
Office equipment                               30,027          5,812
Lab equipment                                  85,546         14,825
Leasehold improvements                          8,184              -
                                            ---------      ---------
                                              188,046         20,637
Accumulated depreciation                      (11,097)          (161)
                                            ---------      ---------
                                            $ 176,949      $  20,476
                                            =========      =========

Equipment is stated at cost. Depreciation is provided by using the straight-line method of depreciation over five years. Depreciation expense for the year ended November 30, 2006 and 2005 was $10,936 and $162, respectively. Amortization expense for the years ended November 30, 2006 and 2005 was $0 and $253, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 6   PATENTS

The Company issued 200,000 shares of common stock at $0.0001 per share for Technology Rights and 2,768,544 shares of common stock at $0.0001 per share for additional rights. (See Note 4.) The Company also capitalized $7,670 in patent costs during the current year. As of November 30, 2006 the patents were valued at $7,967 for the common stock issued.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company leases office space under a five-year noncancelable operating lease that commenced on May 12, 2006. The following summarizes future minimum lease payments under the operating lease at November 30, 2006:

                                                    Minimum
                       Year Ending November 30,  Lease Payments
                       ------------------------  --------------
                                2007               $  58,966
                                2008                  60,440
                                2009                  62,158
                                2010                  64,002
                                2011                  28,958
                                                   ---------
                                                   $ 274,524

The Company also continues to lease its previous office space on a month-to-month basis at a rate of $1,600 per month. The space is used for research and development purposes.

Total rent expense for the year ended November 30, 2006 and 2005 was $25,854 and $18,300, respectively.

NOTE 8   DISCONTINUED OPERATIONS

On September 12, 2005 the Company discontinued its automotive dealership operations by divesting the ownership of The Autoline Group 2, Inc., a wholly owned subsidiary, to a former officer in exchange for an indemnification agreement.

NOTE 9   CONCENTRATION

The Company maintains cash balances at a financial institution located in the Ogden, UT area. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash of $904,615, as of November 30, 2006 in this financial institution, which is in excess of the FDIC insured limits by $804,615.

NOTE 10   RELATED PARTIES

As of November 30, 2006, a director and officer of the Company owned 55% of the Company's issued and outstanding stock. This allows for the officer to effectively control the vote on substantially all significant matters without the approval of the other stockholders.
                               F-13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.  Controls and Procedures.

     Management's Annual Report on Internal Controls Over Financial Reporting.
     -------------------------------------------------------------------------

     Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective and timely alert them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

     Changes in internal control over financial reporting.
     -----------------------------------------------------

     There were no changes in internal controls over financial reporting.

Item 8(b).  Other.

    None.

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

                          28
     Business Experience.
     --------------------

     John W. R. Miller. Mr. Miller is 55 years old. In 2003, he co-founded Alberta 1017975 with Christie Woodruff Jones, the predecessor to our Technology Rights. From 2001 to 2003, Mr. Miller was self-employed. Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001. He participated in the FDA approval process for inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001. Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Clark M. Mower.   Mr. Mower is a director of our Company and is 60 years
old. From January 2005 to the present, Mr. Mower has been the President/CEO and a director of Flexpoint Sensor Systems, Inc., a producer of sensors for automotive and industrial uses. His responsibilities include all areas of management, including staffing and financial responsibilities of a growing sensor company. From August 2002 to the present, Mr. Mower has also served as a co-founder and managing member of Polar Energy, LLC, of Mountain Green, Utah, and Littleton, Colorado, which provides consulting services to companies that are considering divestiture, mergers or acquisitions. From January 2000 to August 2002, Mr. Mower was Senior Vice President, Mergers and Acquisitions, Merchant Energy Group, with El Paso Energy in Golden, Colorado, where he worked on or lead teams that successfully closed power related acquisitions and divestitures.

     Christie M. Woodruff Jones. Ms. Jones is 24 years old. Ms. Jones co-founded Alberta 1017975 in 2003 and is the President of Alberta 1017975. In the fall of 2003, she became President of GeNOsys Canada, a biotechnology corporation. Ms. Jones has been Executive Assistant to John W.R. Miller since 1999. Her responsibilities included: tracking nitric oxide research projects, supervising manufacturing contractors, payroll, scheduling, and supervision of personnel. Ms. Jones studied mathematics at Grant MacEwan Community College in Edmonton, Alberta, Canada.

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

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
                          29
          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     All reports required to be filed pursuant to Section 16(a) of the Exchange Act have been filed on a timely basis.

     Code of Ethics.
     ---------------

     We adopted a Code of Ethics for our Chief Executive Officer or our Chief Financial Officer and attached a copy of our Code of Ethics as an exhibit to our Form 10-KSB for the year ended November 30, 2005. See Part III, Item 13.

     A copy of our Code of Ethics will be provided, free of charge, upon request to us at the address and telephone number listed on the cover page of this Annual Report.

     Corporate Governance.
     ---------------------

     Director Independence.
     ----------------------

     None of our directors presently qualify as independent directors due to their percentage of Company ownership and/or affiliation with us as an employee or consultant.

     Board Meetings and Committees; Annual Meeting Attendance.
     ---------------------------------------------------------

     During the year ended November 30, 2006, one Board meeting was held. No annual meeting was held in 2006. An annual meeting will be held in 2007, at a date and place not yet determined.

     Nominating Committee Corporate Governance Committee.
     ----------------------------------------------------

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

     Audit Committee.
     ----------------

     We have not yet established an audit committee; we do not believe the lack of an audit committee will have any adverse effect on our financial statements, based upon our current business operations. We will assess the point at which an audit committee will be necessary in the future.

     Compensation Committee.
     -----------------------

     We have not established a compensation committee because, due to our lack of substantial operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a compensation committee. Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.
                          30
     Shareholder Communications.
     ---------------------------

     Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with our Board of Directors by writing to the Company at: GeNOsys, Inc., Attention: Investor Relations, 280 West Riverpark Dr., Suite 300, Provo, UT 84604. Stockholders who would like their submission directed to a particular member of the Board may so specify, and the communications will be forwarded to that director, as appropriate.

Item 10. Executive Compensation.

     The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

                                 Other                                   All
Name and   Year or              Annual             Securities           Other
Principal  Period  Salary Bonus Compen- Restricted Underlying   LTIP   Compen-
Position    Ending  ($)    ($)  sation     Stock     Options  Payouts  sation

John W.R.
Miller,
President 11/30/06 $120,000 0    0          0           0        0        0
and       11/30/05 $ 25,100 0    0          0           0        0        0
Director     (1)

Michael J.
Holman,
Chief     11/30/06 $  8,462 0    0          0           0        0        0
Financial    (2)
Officer

Christie  11/30/06 $ 62,030 0    0          0           0        0        0
Jones,    11/30/05 $  9,630 0    0          0           0        0        0
Sec/Treas.   (3)
and
Director

Clark M.
Mower,    11/30/06        0 0  $30,000      0           0        0        0
Director  11/30/05        0 0  $ 2,500      0           0        0        0
             (4)

James P.
Doolin,
President  11/30/04       0 0    0          0           0         0       0
and          (5)
Director

Burke
Staker, VP
and        11/30/04       0 0    0          0           0         0       0
Director      (5)

(1) John W.R. Miller, beginning November 1, 2005, receives an annual salary of $120,000 to serve as President and a director.
(2) Compensation for Michael J. Holman represents earnings from his hire date of November 1, 2006, through November 30, 2006.
(3) Christie M. Jones is paid $30 per hour for each hour worked for her services as Secretary/Treasurer and a director.
(4)  Clark M. Mower is paid $2,500 for his service as an outside director.
(5) James P. Doolin and Burke Staker were to be paid $1,500 per quarter, or $6,000 annually, that was accrued. This accrued compensation was forgiven as part of the GeNOsys Nevada merger.

     Stock Option Plans.
     -------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended November 30, 2006 or 2005. Further, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

     Compensation of Directors.
     --------------------------

     Our outside Board members were each paid $2,500 monthly for service as directors, commencing November 1, 2005. The Chairman, if an outside director, will receive an additional $500 per month for serving as Board Chairman; no additional amounts are payable to our Company's directors for committee participation or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Certain Beneficial Owners.
     ------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of the date hereof, to wit:


                        Number of Shares           Percentage
Name and Address       Beneficially Owned           of Class
----------------       ------------------           --------
John W. R. Miller             President and         25,093,592*       55.0%
5063 N. Riverpark Way         Director
Provo, Utah  84604

Christie Melanie Woodruff     Secretary/               195,000*        0.43%
Jones                         Treasurer and
5063 N. Riverpark Way         Director
Provo, Utah  84604

Clark M. Mower                Director               8,357,864         18.3%
5509 Mountain View Drive
Mountain Green, Utah  84050

Smith Consulting Services,    Stockholder            3,337,821          7.3%
Inc.
455 East 500 So., #201
Salt Lake City,  Utah 84111

Total:                                              36,984,277*        80.9%
                          32
          * These amounts include 120,000 shares which are jointly owned by John W. R. Miller and Christie Melanie Jones.

     Security Ownership of Management.
     ---------------------------------

     The following table sets forth the shareholdings of our common stock by directors and executive officers as of the date hereof, to wit:

                          Number of Shares
                         Beneficially Owned      Percentage of
Name and Address           as of 2/22/07           of Class
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

Item 13. Exhibits and Reports on Form 8-K.

     Exhibits.
     ---------

     Listed on page 36 hereof.
                        33
Item 14. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

     During the fiscal year ended November 30, 2006, audit expenses were $9,252; during the fiscal year ended November 30, 2005, audit expenses were $4,859.

     Audit Related Fees.
     -------------------

     During the fiscal year ended November 30, 2006, we paid $4,073 for Audit Related Fees. During the fiscal year ended November 30, 2005, we paid $5,226 in Audit Related Fees.

     Tax Fees.
     ---------

     During the fiscal year ended November 30, 2006, we incurred $0 in Tax Fees; during the fiscal year ended November 30, 2005, we paid $0 for Tax Fees.

     Other Fees.
     -----------

     During the fiscal year ended November 30, 2006, we had $952 in Other Fees; during the fiscal year ended November 30, 2005, we paid $0 in Other Fees.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GeNOsys, Inc.

Date: 3/15/2007                           By/s/John W. R. Miller
      ---------                             -------------------------
                                            John W. R. Miller, Jr., Director
                                            and President


Date: 3/15/2007                          By/s/Christie Melanie Woodruff Jones
      ---------                             --------------------------
                                            Christie Melanie Woodruff Jones
                                            Secretary/Treasurer
                                            Director


Date: 3/15/2007                           By/s/Clark M. Mower
      ---------                             --------------------------
                                            Clark M. Mower, Director
                          35
                          Exhibit Index


Exhibit No.              Description of Exhibit


3.1 Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form 10-SB filed May 14,
               2002).

3.2 By-laws (Incorporated by reference to the Company's Registration Statement on Form 10-SB filed May 14, 2002).

3.3 Amendment to the Articles of Incorporation dated September 12, 2005 (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB, dated November 30, 2005).

3.4 Amendment to the By-Laws dated June 18th, 2004 (Incorporated by reference to Exhibit 3.4 of the Company's Form 10-KSB, dated November 30, 2005).

14 Code of Ethics (Incorporated by reference to Exhibit 14 of the Company's Form 10-KSB, dated November 30, 2005).


21 Subsidiaries (Incorporated by reference to Exhibit 21 of the Company's Form 10-KSB, dated November 30, 2005).

               Registration statement on Form 10-SB filed May 14, 2002, as amended on September 10, 2002, November 19, 2002 and December 9, 2002*

               Annual Report on Form 10KSB for the year ended November 30, 2004 and filed on February 24, 2005*

               Quarterly Report on Form 10QSB for the quarter ended May 31, 2005 and filed on July 14, 2005*

               Current Report on Form 8-K dated August 18, 2005 and filed August 25, 2005 and as amended on September 28, 2005*

               *   Incorporated here in by reference.

31.1 Certification of John W. R. Miller under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Christie Melanie Woodruff Jones under
               Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of John W.R. Miller and Christie Melanie Woodruff Jones pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


                          36