Form 10QSB
period 2007-02-28
GeNOsys, Inc.
filed 2007-04-13
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for

the transition period from ________________ to __________________.

Commission File Number 000-49817

GENOSYS, INC.

(Exact Name of Small Business Issuer as specified in its Charter)

Utah	87-0671592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

280 West Riverpark Dr., Provo, UT 84604

(Address of principal executive offices, including zip code)

(801) 623-4751

(Registrant’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 13, 2007
Common Stock, $.001 par value	45,668,031 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of February 28, 2007, and November 30, 2006    4

Condensed Consolidated Statements of Operations

For the three months ended February 28, 2007, and 2006         5

Condensed Consolidated Statements of Cash Flows

For the three months ended February 28, 2007, and 2006     6

Notes to Condensed Consolidated Financial Statements   7

Item 2:  Management’s Discussion and Analysis or Plan of Operation    9

Item 3:  Controls and Procedures   11

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings 12

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds 12

Item 3:  Defaults upon Senior Securities 12

Item 4:  Submission of Matters to a Vote of Security Holders 12

Item 5:  Other Information 12

Item 6:  Exhibits 12

Signatures 13

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2007 (Unaudited)	November 30, 2006 (Audited)
Current assets:
Cash and cash equivalents	$703,056	$904,715
Prepaid expenses	67,501	83,859
Total current assets	770,557	988,574
Property and equipment, net of accumulated depreciation and amortization of $21,124 and $11,097, respectively	171,609	176,949
Patents, net of amortization of $235 and $0, respectively	11,187	7,967
	$953,353	$1,173,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,028	$9,692
Accrued liabilities	6,101	49,840
Taxes payable	100	100
Total current liabilities	35,229	59,632
Total liabilities	35,229	59,632
Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized, 45,668,031 shares issued and outstanding at February 28, 2007 and November 30, 2006, respectively	45,668	45,668
Additional paid-in capital	2,525,414	2,525,414
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(1,575,034)	(1,379,300)
Total stockholders’ equity	918,124	1,113,858
	$953,353	$1,173,490

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended		From Beginning of Development Stage (June 30, 2005) to February 28, 2007
		February 28, 2007	February 28, 2006

Revenues		$-	$-	$-

Cost of Sales		-	-	-

Gross margin		-	-	-
Operating expenses:
Research and development		88,101	33,632	818,232
General and administrative		115,794	355,587	892,016
Total operating expenses		203,895	389,219	1,710,248
Net income (loss) from operations		(203,895)	(389,219)	(1,710,248)
Other income (expense):
Interest income		8,475	18,765	66,606
Gain (Loss) on disposal of asset		(414)	-	(414)
Other income (expense)		100	-	100
Total other income (expense), net		8,161	18,765	66,292
	•
Net income (loss) before income taxes	•	(195,734)	(370,454)	(1,643,956)
	•
Provision for income taxes		-	-	(200)

Income (loss) from continuing operations		(195,734)	(370,454)	(1,644,156)

Discontinued operations:
Loss from discontinued operations, net of tax		-	-	(2,131)
Gain on disposal of discontinued operations, net of tax			-	71,253
		-

Net income (loss)		$(195,734)	$(370,454)	$(1,575,034)
Basic and diluted loss per share from continuing operations		$(.01)	$(.01)	$(.04)
Basic and diluted loss per share from discontinued operations		$-	$-	$-
Basic and diluted net loss per share		$(.01)	$(.01)	$(.04)
Basic and diluted weighted average number of common shares outstanding		45,668,031	45,358,031	44,738,227

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	February 28, 2007	February 28, 2006	From Beginning of Development Stage (June 30, 2005) to February 28, 2007
Cash flows from operating activities:
Net loss	$(195,734)	$(370,454)	$(1,575,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,262	1,005	21,613
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	414	-	414
Increase (Decrease) due to discontinued operations	-	-	(6,020)
Stock issued for services	-	270,000	270,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	16,359	(83,445)	(67,374)
Increase (Decrease) in accounts payable	19,336	17,023	29,027
Increase (Decrease) in accrued liabilities	(43,739)	(2,500)	6,101
Increase (Decrease) in tax payable	-	-	100
Net cash used in operating activities	(193,102)	(168,371)	(1,392,426)

Cash flows from investing activities:
Purchase of intangible assets	(3,455)	(2,040)	(11,125)
Purchase of equipment	(5,102)	-	(193,148)
Net cash provided by (used in) investing activities	(8,557)	(2,040)	(204,273)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	2,271,604
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	-	-	2,251,827

Net increase (decrease) in cash	(201,659)	(170,411)	655,128
Cash at beginning of the period	904,715	2,008,545	47,928
Cash at end of the period	$703,056	$1,838,134	$703,056

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	-	-	-
Stock issued for services	-	270,000	270,000

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2006 Annual Report on Form 10-KSB. The results of operations for the three months ended February 28, 2007, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2007. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2006 Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of February 28, 2007, the Company had accounts payable and accrued liabilities totaling $35,229.  At February 28, 2007, the Company had cash and cash equivalents $703,056.  Management believes that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next twelve months, and is making preparations to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Recent Accounting Pronouncements

SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position or cash flows.  Based on that review, it believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(4) Going Concern

The Company has accumulated losses since inception and has not yet been able to generate profits from operations.  Operating capital has been raised through the sale of common stock.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include further development and production of portable, medical gas generators.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)  Prepaid Expenses

On May 12, 2006, the Company entered into an Office Lease Agreement with Riverwoods Medical Art Center, L.C.  The lease extends for a period of five years.  In accordance with this agreement the Company made a deposit payment of $79,849 which is being applied to the first year’s rent on a monthly basis.  The monthly lease payment is $4,850.00.

(6)  Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending February 28, 2007 and 2006 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended November 28, 2006, and notes thereto.

Overview

We are a medical research and development company that is specializing in pharmaceutical, bio-technical and medical gas generating systems.  The primary gas our systems will generate is nitric oxide, along with other various combinations of beneficial medical gases suitable for the treatment of human diseases.

Nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced; that limits the size of the dose of nitric oxide gas that can be administered to humans and animals.

We have developed a proprietary compound formulation that will be utilized to produce nitric oxide gas in our desktop and portable generators.  Management believes that with further formulation of our proprietary compound, we can make or filter nitric oxide gas with less toxic amounts of nitrogen dioxide, and that this process can produce nitric oxide gas in ample quantities for any current or prospective use, and at a substantially reduced price compared with all other currently available technologies.

Our current generator model is capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use. We will continue to further develop this and other generators and compound formulation for high production quantities and consistency.  The product must have a known shelf life and be available in various configurations to produce known concentrations and known volumes of gas.  Packaging is another developmental process that will need to be addressed. Management plans to rely on outside contractors to achieve these objectives.

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 24 months.

All human medical uses of nitric oxide gas require FDA approval, and the approval of similar international agencies.  Approval can be a long and expensive process, with no assurance that any such approval will ever be granted.  Management hopes to reduce time to regulatory approval by certain strategic approaches that are proprietary.

Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company, and to manufacture and sell medical grade nitric oxide generators and tablets for use in the relief of human diseases, offer value added services such as custom generators adapted for the treatment of various diseases, hire staff both currently identified and unidentified to implement our business model, and to gain FDA approval of our generating system.

Three Months Ended February 28, 2007 and 2006

During the three-month period ended February 28, 2007, we had a net loss of $195,734.  This compares to a net loss of $370,455 for the comparable period ended February 28, 2006.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $88,101 and $33,632, respectively, for the three-month periods ended February 28, 2007, and 2006.   Research and development expenditures increased as a result of additional work on both the nitric oxide generator and the tablet formulation.  As the documentation preparation and regulatory work for FDA intensifies approval, R&D expenses are expected to grow.

General and administrative expenses were $115,794 and $355,587, respectively, for the three-month periods ended February 28, 2007, and 2006.  The decrease results from the $270,000 expensed on January 31, 2006, for the issuance of 450,000 shares of restricted common stock, valued at $.60 per share, issued in exchange for services.  Excluding that charge, general and administrative expenses increased $30,207 in 2007.  The increase is primarily related to fees paid to consultants for the creation of our web site and corporate presentation materials.  General and administrative expenses are expected to continue to increase through the remaining periods in this fiscal year, as expenses are incurred in raising the additional capital needed to advance FDA approval of our products.

Total other income was $8,161 and $18,765 for the three-month periods ended February 28, 2007, and 2006.  This was primarily for interest on funds held in savings accounts.  The decrease results from diminished interest earned on invested funds.  Cash funds have been reduced due to investing in patents and equipment and to fund our operating loss

Financial Position

We had $703,056 in cash and cash equivalents as of February 28, 2007, representing a decrease of $201,659 from November 30, 2006.  Working capital as of February 28, 2007, was $735,328 compared to $928,942 as of November 30, 2006. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities.  Net cash of $193,102 was used for operating activities during the three months ended February 28, 2007.  This is an increase of $24,731 as compared to the $168,371 used during the same period ended February 28, 2006.  Also, during the three months ended February 28, 2007, net cash of $8,557 was used for the purchase of intangible assets and equipment.  This compares with $2,040 used for the purchase of intangible assets and equipment for the same period ended February 28, 2006.   As of February 28, 2007, our current liabilities totaled $35,229, and we had working capital of $735,328.  As of February 28, 2007, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of February 28, 2007, we had accounts payable and accrued liabilities totaling $35,229.  At February 28, 2007, we had cash and cash equivalents of $703,056.  We believe that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next twelve months, and we are currently making preparations to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Inflation

We do not expect the impact of inflation on our operations to be significant for the next twelve months.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.  Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, and regulatory and technical factors affecting our operations, products, services and prices.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3A(T).  Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our President and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) Exhibit Index

EXHIBIT INDEX

Exhibit No.              Description of Exhibit

3.1          Articles of Incorporation (Incorporated by reference to the

               Company’s Registration Statement on Form 10-SB filed May 14,

               2002).

3.2          By-laws (Incorporated by reference to the Company’s

               Registration Statement on Form 10-SB filed May 14, 2002).

3.3          Amendment to the Articles of Incorporation dated September

               12, 2005 (Incorporated  by reference to Exhibit 3.3 of the

               Company’s Form 10-KSB, dated November 30, 2005).

3.4          Amendment to the By-Laws dated June 18th, 2004 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB,

               dated November 30, 2005).

14           Code of Ethics (Incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB, dated November 30, 2005).

21           Subsidiaries (Incorporated by reference to Exhibit 21 of the

               Company’s Form 10-KSB, dated November 30, 2005).

               Registration statement on Form 10-SB filed May 14, 2002, as amended on September 10, 2002, November 19, 2002, and December

               9, 2002*

               Annual Report on Form 10KSB for the year ended November 30,

               2004, and filed on February 24, 2005*

               Quarterly Report on Form 10QSB for the quarter ended May 31,

               2005, and filed on July 14, 2005*

               Current Report on Form 8-K dated August 18, 2005, and filed

               August 25, 2005. and as amended on September 28, 2005*

               Current Report on Form 8-K dated January 3, 2007 and filed

               February 15, 2007*

               Current Report on Form 8-K dated March 23, 2007 and filed

               March 28, 2007*

               *   Incorporated here in by reference.

31.1         Certification of John W. R. Miller under Section 302 of the

                Sarbanes-Oxley Act of 2002.

31.2         Certification of Keith L. Merrell under Section 302 of the

                Sarbanes-Oxley Act of 2002.

32           Certification of John W.R. Miller and Keith L. Merrell

               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the

               Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 13, 2007	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director
Date: April 13, 2007	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer