Form 10QSB
period 2007-05-31
GeNOsys, Inc.
filed 2007-06-28
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 27, 2007
Common Stock, $.001 par value	45,668,031 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of May 31, 2007, and November 30, 2006    4

Condensed Consolidated Statements of Operations

For the three and six months ended May 31, 2007, and 2006        5

Condensed Consolidated Statements of Cash Flows

For the six months ended May 31, 2007, and 2006     6

Notes to Condensed Consolidated Financial Statements   7

Item 2:  Management’s Discussion and Analysis or Plan of Operation    9

Item 3:  Controls and Procedures   11

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings 13

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds 13

Item 3:  Defaults upon Senior Securities 13

Item 4:  Submission of Matters to a Vote of Security Holders 13

Item 5:  Other Information 13

Item 6:  Exhibits 13

Signatures 14

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2007 (Unaudited)	November 30, 2006 (Audited)
Current assets:
Cash and cash equivalents	$523,954	$904,715
Prepaid expenses	38,628	83,859
Total current assets	562,582	988,574
Property and equipment, net of accumulated depreciation and amortization of $31,856 and $11,097, respectively	173,977	176,949
Patents, net of amortization of $828 and $0, respectively	27,849	7,967
	$764,408	$1,173,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable Short-Term Loan from Related Party	$37,597 25,000	$9,692 -
Accrued liabilities	5,408	49,840
Taxes payable	100	100
Total current liabilities	68,105	59,632
Total liabilities	68,105	59,632
Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized, 45,668,031 shares issued and outstanding at February 28, 2007 and November 30, 2006, respectively	45,668	45,668
Additional paid-in capital	2,525,414	2,525,414
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(1,796,855)	(1,379,300)
Total stockholders’ equity	696,303	1,113,858
	$764,408	$1,173,490

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Six Months		(June 30, 2005)
	Ended May 31,		Ended May 31,		To May 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	110,823	241,046	198,923	274,678	929,054
General and administrative	116,695	114,019	232,489	469,606	1,008,711

Total operating expenses	227,518	355,065	431,412	744,284	1,937,765

Net income (loss) from operations	(227,518)	(355,065)	(431,412)	(744,284)	(1,937,765)

Other income (expense):
Interest income	5,696	14,765	14,171	33,530	72,302
Gain (loss) on disposal of asset	-	-	(414)	-	(414)
Other income (expense)	-	-	100	-	100

Total other income (expense), net	5,696	14,765	13,857	33,530	71,988

Net income (loss) before income taxes	(221,822)	(340,300)	(417,555)	(710,754)	(1,865,777)

Provision (benefit) for income tax	-	-	-	-	200

Income (loss) from continuing operations	(221,822)	(340,300)	(417,556)	(710,754)	(1,865,977)

Discontinued operations:
Loss from discontinued operations, net of tax	-	-	-	-	(2,131)

Gain on disposal of Discontinued operations, net of
tax	-	-	-	-	71,253

Net income (loss)	$(221,822)	$(340,300)	$(417,555)	$(710,754)	$(1,796,855)

Basic and diluted loss per share
From continuing operations	$(.01)	$(.01)	$(.01)	$(.02)	$(.04)
Basic and diluted loss per share
From discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.02)	$(.04)

Basic and diluted weighted average number of common shares outstanding	45,668,031	45,668,031	45,668,031	45,514,734	44,860,430

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2007	For the Six Months Ended May 31, 2006	From Beginning of Development Stage (June 30, 2005) to May 31, 2007
Cash flows from operating activities:
Net loss	$(417,555)	$(710,754)	$(1,796,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,586	2,314	32,937
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	414	-	414
Increase (Decrease) due to discontinued operations	-	-	(6,020)
Stock issued for services	-	270,000	270,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	45,231	(79,872)	(38,502)
Increase (Decrease) in accounts payable Increase (Decrease) in related party liabilities	27,905 25,000	(1,422) -	37,596 25,000
Increase (Decrease) in accrued liabilities	(44,432)	8,302	5,408
Increase (Decrease) in tax payable	-	-	100
Net cash used in operating activities	(341,851)	(511,432)	(1,541,175)

Cash flows from investing activities:
Purchase of intangible assets	(20,710)	-	(28,380)
Purchase of equipment	(18,200)	(21,190)	(206,246)
Net cash provided by (used in) investing activities	(38,910)	(21,190)	(234,626)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	2,271,604
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	-	-	2,251,827

Net increase (decrease) in cash	(380,761)	(532,622)	476,026
Cash at beginning of the period	904,715	2,008,545	47,928
Cash at end of the period	$523,954	$1,475,923	$523,954

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	-	-	-
Stock issued for services	-	270,000	270,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2006 Annual Report on Form 10-KSB. The results of operations for the three and six months ended May 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2007. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2006 Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of May 31, 2007, the Company had accounts payable and accrued liabilities totaling $68,105.  At May 31, 2007, the Company had cash and cash equivalents $523,954.  Management does not believe that existing cash and cash equivalents will be sufficient to meet the Company’s cash requirements during the next twelve months, and is making preparations to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Going Concern

The Company has accumulated losses since inception and has not yet been able to generate profits from operations.  Operating capital has been raised through the sale of common stock.  Additionally, the Company’s plans require funding in excess of current cash reserves.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans include further development and production of portable, medical gas generators.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)  Prepaid Expenses

On May 12, 2006, the Company entered into an Office Lease Agreement with Riverwoods Medical Art Center, L.C.  The lease extends for a period of five years.  In accordance with this agreement the Company made a deposit payment of $79,849 which is being applied to the first year’s rent on a monthly basis.  The monthly lease payment is $4,850.00.

(5)  Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending May 31, 2007 and 2006 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.

(6) Related Party Transactions

During the fiscal quarter ended May 31, 2007, the Company borrowed $25,000 from a related party in order to meet operating needs until the Company was able to obtain cash from their CD account.  This borrowing is short term in nature and does not bear interest.

(7) Subsequent Events

The Company held its annual meeting of shareholders on June 27, 2007, at which three proposals were submitted to shareholder vote.  The first proposal was for the election of directors.  It was proposed that Clark M. Mower be elected to a term of one year, John W.R. Miller be elected to a term of two years, and John P. Livingstone be elected to a term of three years.  The second proposal was for approval of an amendment to the Articles of Incorporation to increase the number of authorized shares from the current 50,000,000 to a total of 100,000,000.  The third proposal was for approval to implement the GeNOsys, Inc. 2007 Stock Option Plan.

All of the proposals were approved by shareholder vote.  The shareholders elected Mr. Mower by a vote of 39,146,522 for and 100 withheld authority, Mr. Miller by a vote of 39,146,522 for and 100 withheld authority, and Mr. Livingstone by a vote of 39,146,522 for and 100 withheld authority.  The shareholders approved the amendment to the Articles of Incorporation by a vote of 39,056,022 for, 44,100 against, with 46,500 abstaining.  The shareholders approved the adoption of the GeNOsys, Inc. 2007 Stock Option Plan by a vote of 36,318,523 for, 34,767 against, and 166,660 abstaining.

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

Three and Six Months Ended May 31, 2007 and 2006

During the three and six-month periods ended May 31, 2007, we had a net loss of $221,822 and $417,565, respectively.  This compares to a net loss of $340,300 and $710,754, respectively, for the comparable periods ended May 31, 2006.  Net loss per common share for the 2007 periods was $(.01) and $(.01), respectively.  Net loss per common share for the comparable 2006 periods was $(.01) and $(.02), respectively.

Research and development (“R&D”) expenses were $110,823 and $198,923, respectively, for the three and six-month periods ended May 31, 2007.  R&D expenses for the comparable periods in 2006 were $241,046 and

274,678, respectively.   Research and development expenditures declined in 2007 due to the reduction in contract work related to the nitric oxide generator and the tablet formulation.  As the documentation preparation and regulatory work for FDA intensifies approval, R&D expenses will increase through the remainder of 2007.

General and administrative expenses were $116,695 and $232,489, respectively, for the three and six-month periods ended May 31, 2007.  Expenses for the comparable periods in 2006 were $114,019 and $469,606, respectively.  The 2007 year-to-date decrease results from the $270,000 non-cash charge expensed on January 31, 2006, for the issuance of 450,000 shares of restricted common stock, valued at $.60 per share, issued in exchange for services.  Excluding that charge, general and administrative expenses increased $32,883 in 2007.  The increase is primarily related to fees paid to consultants for the creation of our web site and corporate presentation materials.  General and administrative expenses are expected to continue to increase through the remaining periods in 2007 as expenses are incurred in raising the additional capital needed to advance FDA approval of our products.

Total other income was $5,696 and $13,857, respectively, for the three and six-month periods ended May 31, 2007.  Total other income was $14,765 and $33,530 for the comparable periods in 2006.  The decrease results from diminished interest earned on invested funds.  Cash funds have been reduced due to investing in patents and equipment and to fund our operating loss

Financial Position

We had $523,954 in cash and cash equivalents as of May 31, 2007, representing a decrease of $380,761 from November 30, 2006.  Working capital as of May 31, 2007, was $494,477 compared to $928,942 as of November 30, 2006. This decrease in cash and working capital was primarily due to cash and cash equivalents invested in intellectual property and fixed assets and used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities.  Net cash of $341,851 was used for operating activities during the six months ended May 31, 2007.  This is a decrease of $169,581 as compared to the $511,432 used during the same period ended May 31, 2006.  Also, during the six months ended May 31, 2007, net cash of $38,910 was used for the purchase of intangible assets and equipment.  This compares with $21,190 used for the purchase of intangible assets and equipment for the same period ended May 31, 2006.  As of May 31, 2007, our current liabilities totaled $68,105, and we had working capital of $494,477.  As of May 31, 2007, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of May 31, 2007, we had accounts payable and accrued liabilities totaling $68,105.  At May 31, 2007, we had cash and cash equivalents of $523,954.  We do not believe that existing cash and cash equivalents will be sufficient to execute our business plan or to meet our cash requirements during the next twelve months, and we are currently making preparations to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the applicable periods covered hereby.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 27, 2007, at which three proposals were submitted to shareholder vote.  The first proposal was for the election of directors.  It was proposed that Clark M. Mower be elected to a term of one year, John W.R. Miller be elected to a term of two years, and John P. Livingstone be elected to a term of three years.  The second proposal was for approval of an amendment to the Articles of Incorporation to increase the number of authorized shares from the current 50,000,000 to a total of 100,000,000.  The third proposal was for approval to implement the GeNOsys, Inc. 2007 Stock Option Plan.

All of the proposals were approved by shareholder vote.  The shareholders elected Mr. Mower by a vote of 39,146,522 for and 100 withheld authority, Mr. Miller by a vote of 39,146,522 for and 100 withheld authority, and Mr. Livingstone by a vote of 39,146,522 for and 100 withheld authority.  The shareholders approved the amendment to the Articles of Incorporation by a vote of 39,056,022 for, 44,100 against, with 46,500 abstaining.  The shareholders approved the adoption of the GeNOsys, Inc. 2007 Stock Option Plan by a vote of 36,318,523 for, 34,767 against, 166,660 abstaining, and 2,626,672 not voting.

Item 5.  Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended May 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

Date: June 27, 2007	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director
Date: June 27, 2007	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer