Form 10QSB
period 2007-08-31
GeNOsys, Inc.
filed 2007-10-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 8, 2007
Common Stock, $.001 par value	45,668,031 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of August 31, 2007, and November 30, 2006    4

Condensed Consolidated Statements of Operations

For the three and nine months ended August 31, 2007, and 2006 and for the period of the development stage (June 30, 2005) through

August 31, 2007          5

Condensed Consolidated Statements of Cash Flows

For the nine months ended August 31, 2007, and 2006

and for the period of the development stage (June 30, 2005) through

August 31, 2007       6

Notes to Condensed Consolidated Financial Statements   7

Item 2:  Management’s Discussion and Analysis or Plan of Operation  10

Item 3:  Controls and Procedures   13

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings 14

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds 14

Item 3:  Defaults upon Senior Securities 14

Item 4:  Submission of Matters to a Vote of Security Holders 14

Item 5:  Other Information 14

Item 6:  Exhibits 15

Signatures 16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2007 (Unaudited)	November 30, 2006 (Audited)
Current assets:
Cash and cash equivalents	$327,261	$904,715
Prepaid expenses	18,903	83,859
Total current assets	346,164	988,574
Property and equipment, net of accumulated depreciation and amortization of $43,156 and $11,097, respectively	162,675	176,949
Patents, net of amortization of $2,141 and $0, respectively	39,460	7,967
Total Assets	$548,299	$1,173,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable Accrued liabilities	$23,722 11,482	$9,692 49,840
Taxes payable	100	100
Total current liabilities	35,304	59,632
Total liabilities	35,304	59,632
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 45,668,031 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively	45,668	45,668
Additional paid-in capital	2,581,844	2,525,414
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(2,036,593)	(1,379,300)
Total stockholders’ equity	512,995	1,113,858
Total liabilities and equity	$548,299	$1,173,490

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Nine Months		(June 30, 2005)
	Ended August 31,		Ended August 31,		To August 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	120,163	141,974	319,086	416,652	1,049,217
General and administrative	122,907	116,662	355,396	586,268	1,131,618

Total operating expenses	243,070	258,636	674,482	1,002,920	2,180,835

Net income (loss) from operations	(243,070)	(258,636)	(674,482)	(1,002,920)	(2,180,835)

Other income (expense):
Interest income	3,332	13,721	17,503	47,251	75,634
Gain (loss) on disposal of asset	-	-	(414)	-	(414)
Other income (expense)	-	-	100	-	100

Total other income (expense), net	3,332	13,721	17,189	47,251	75,320

Net income (loss) before income taxes	(239,738)	(244,915)	(657,293)	(955,669)	(2,105,515)

Provision (benefit) for income tax	-	-	-	-	200

Income (loss) from continuing operations	(239,738)	(244,915)	(657,293)	(955,669)	(2,105,715)

Discontinued operations:
Loss from discontinued operations,
net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(239,738)	$(244,915)	$(657,293)	$(955,669)	$(2,036,593)

Basic and diluted loss per share from
continuing operations	$(.01)	$(.01)	$(.01)	$(.02)	$(.05)
Basic and diluted loss per share from
discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.02)	$(.05)

Basic and diluted weighted average number of common shares outstanding	45,668,031	45,668,031	45,668,031	45,566,206	44,954,242

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006	From Beginning of Development Stage (June 30, 2005) to August 31, 2007
Cash flows from operating activities:
Net loss	$(657,293)	$(955,669)	$(2,036,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,200	4,664	45,551
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	414	-	414
Increase (Decrease) due to discontinued operations	-	-	(6,020)
Stock-based compensation	56,431	-	56,431
Stock issued for services	-	270,000	270,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	64,956	(120,160)	(18,777)
Increase (Decrease) in accounts payable	14,030	(5,889)	23,721
Increase (Decrease) in accrued liabilities	(38,358)	55,552	11,382
Increase (Decrease) in tax payable	-	-	200
Net cash used in operating activities	(525,620)	(751,502)	(1,724,944)

Cash flows from investing activities:
Purchase of intangible assets	(33,634)	-	(41,304)
Purchase of equipment	(18,200)	(74,818)	(206,246)
Net cash provided by (used in) investing activities	(51,834)	(74,818)	(247,550)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	2,271,604
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	-	-	2,251,827

Net increase (decrease) in cash	(577,454)	(826,320)	279,333
Cash at beginning of the period	904,715	2,008,545	47,928
Cash at end of the period	$327,261	$1,182,225	$327,261

Supplemental Disclosure Information
Stock-based compensation	$56,431	$-	$56,431
Stock issued for services	-	270,000	270,000
Cash paid for income taxes Cash paid for interest

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2006, Annual Report on Form 10-KSB. The results of operations for the three and nine months ended August 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2007. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2006, Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of August 31, 2007, the Company had accounts payable and accrued liabilities totaling $35,304.  At August 31, 2007, the Company had cash and cash equivalents of $327,261.  Management does not believe that existing cash and cash equivalents will be sufficient to meet the Company’s cash requirements during the next 12 months, and is making preparations to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted this standard effective December 1, 2006, and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The Company had no options outstanding prior to the issuance of SFAS No. 123R.

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321, which is being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2006, and changes during the nine months ended August 31, 2007, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	-	$ -
Granted	1,100,000.66		9.87 years
Forfeited	-	-
Outstanding at August 31, 2007	1,100,000.66		9.87 years	.09
Exercisable at August 31, 2007	40,000.66		9.87 years	.09
Non-vested at August 31, 2007	1,060,000.66		9.87 years	.09

The following table summarizes information about stock options outstanding at August 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Aug. 31, 2007	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Sept. 30, 2006	Wtd. Avg. Exercise Price

$ .66	1,100,000	9.87 years	$ .66	40,000	$ .66

	28,000.66			28,000.66

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 68.88%.  For the nine months period ended August 31, 2007 and 2006, the Company recognized stock based compensation expense of $56,431 and $0, respectively.  As of August 31, 2007, total stock based compensation related to nonvested awards not yet recognized was $517,890 with a weighted average recognition period of 9.87 years.

The weighted-weighted average grant-date fair value of options granted during the nine month periods ended August 31, 2007, was $0.66.

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

(5) Prepaid Expenses

On May 12, 2006, the Company entered into an Office Lease Agreement with Riverwoods Medical Art Center, L.C.  The lease extends for a period of five years.  In accordance with this agreement, the Company made a deposit payment of $79,849, which is being applied to the first year’s rent on a monthly basis.  The monthly lease payment is $4,850.00.

(6) Basic and Diluted Net Loss Per Common Share

Both basic net loss per share for the periods ending August 31, 2007 and 2006, are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As of August 31, 2007, the Company had potentially dilutive stock options outstanding.  However, the common share equivalents would have been anti-dilutive due to the net loss.

(7) Related Party Transactions

During the fiscal quarter ended May 31, 2007, the Company borrowed $25,000 from a related party in order to meet operating needs until the Company was able to obtain cash from their CD account.  This borrowing was short term in nature, did not bear interest and was fully repaid in July 2007.

(8) Results of Annual Shareholders’ Meeting

An annual meeting of shareholders on June 27, 2007, at which three proposals were submitted to shareholder vote.  The first proposal was for the election of directors.  It was proposed that Clark M. Mower be elected to a term of one year, John W.R. Miller be elected to a term of two years and John P. Livingstone be elected to a term of three years.  The second proposal was for approval of an amendment to the Articles of Incorporation to increase the number of authorized shares from the current 50,000,000 to a total of 100,000,000.  The third proposal was for approval to implement the GeNOsys, Inc. 2007 Stock Option Plan.

All of the proposals were approved by shareholder vote.  The shareholders elected Mr. Mower by a vote of 39,146,522 for and 100 indicating withheld authority;  Mr. Miller by a vote of 39,146,522 for and 100 indicating withheld authority; and Mr. Livingstone by a vote of 39,146,522 for and 100 indicating withheld authority.  The shareholders approved the amendment to the Articles of Incorporation by a vote of 39,056,022 for, 44,100 against, with 46,500 abstaining.  The shareholders approved the adoption of the GeNOsys, Inc. 2007 Stock Option Plan by a vote of 36,318,523 for, 34,767 against, 166,660 abstaining and 2,626,672 not voting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, and notes thereto.

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

Results of Operations

The following table presents our results of operations for the three and nine months ended August 31, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	120,163	141,974	319,086	416,652
General and administrative	122,907	116,662	355,396	586,268

Total operating expenses	243,070	258,636	674,482	1,002,920

Net income (loss) from operations	(243,070)	(258,636)	(674,482)	(1,002,920)

Other income (expense):
Interest income	3,332	13,721	17,503	47,251
Gain (loss) on disposal of asset	-	-	(414)	-
Other income (expense)	-	-	100	-

Total other income (expense), net	3,332	13,721	17,189	47,251

Net income (loss) before income taxes	(239,738)	(244,915)	(657,293)	(955,669)

Provision (benefit) for income tax	-	-	-	-

Net income (loss)	$(239,738)	$(244,915)	$(657,293)	$(955,669)

During the three and nine-month periods ended August 31, 2007, we had a net loss of $239,738 and $657,293, respectively.  This compares to a net loss of $244,915 and $955,669, respectively, for the comparable periods ended August 31, 2006.  Net loss per common share for the 2007 periods was $(.01) and $(.01), respectively.  Net loss per common share for the comparable 2006 periods was $(.01) and $(.02), respectively.

Research and development (“R&D”) expenses were $120,163 and $319,086, respectively, for the three and nine-month periods ended August 31, 2007.  R&D expenses for the comparable periods in 2006 were $141,974 and $416,652, respectively.   Research and development expenditures declined in 2007 due to the reduction in contract work related to the nitric oxide generator and the tablet formulation.  As the documentation preparation and regulatory work for FDA intensifies approval, R&D expenses will increase through the remainder of 2007.

General and administrative expenses were $122,907 and $355,396, respectively, for the three and nine-month periods ended August 31, 2007.  Expenses for the comparable periods in 2006 were $116,662 and $586,268, respectively.  The 2007 year-to-date decrease results from the $270,000 non-cash charge expensed on January 31, 2006, for the issuance of 450,000 shares of restricted common stock, valued at $.60 per share, issued in exchange for services.  Excluding that charge, general and administrative expenses increased $39,128 in 2007.  The increase results from $56,431 in non-cash stock-based compensation charges recorded during the third quarter of 2007.  General and administrative expenses are expected to continue to increase through the remaining periods in 2007 as expenses are incurred in raising the additional capital needed to advance FDA approval of our products.

Total other income was $3,332 and $17,189, respectively, for the three and nine-month periods ended August 31, 2007.  Total other income was $13,721 and $47,251 for the comparable periods in 2006.  The decrease results from diminished interest earned on invested funds.  Cash funds have been reduced due to investing in patents and equipment and to fund our operating loss.

Financial Position

We had $327,261 in cash and cash equivalents as of August 31, 2007, representing a decrease of $577,454 from November 30, 2006.  Working capital as of August 31, 2007, was $310,860 compared to $928,942 as of November 30, 2006. This decrease in cash and working capital was primarily due to cash and cash equivalents invested in intellectual property and fixed assets and used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity securities.  Net cash of $525,620 was used for operating activities during the nine months ended August 31, 2007.  This is a decrease of $225,882 as compared to the $751,502 used during the same period ended August 31, 2006.  Also, during the nine months ended August 31, 2007, net cash of $51,834 was used for the purchase of intangible assets and equipment.  This compares with $74,818 used for the purchase of intangible assets and equipment for the same period ended August 31, 2006.  As of August 31, 2007, our current liabilities totaled $35,304, and we had working capital of $310,860.  As of August 31, 2007, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of August 31, 2007, we had accounts payable and accrued liabilities totaling $35,304.  At August 31, 2007, we had cash and cash equivalents of $327,261.  We do not believe that existing cash and cash equivalents will be sufficient to execute our business plan or to meet our cash requirements during the next 12 months, and we are currently making preparations to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Stock Options

As of August 31, 2007, we had outstanding stock options granted that are exercisable for 1,100,000 shares of common stock at exercise prices of $0.66 per share. The exercise of all such stock options would result in an equity infusion of $726,000. While all of these stock options are in the money, there can be no assurance that any of the stock options will be exercised.    Only 40,000 are currently exercisable.

Critical Accounting Policies

Recent Accounting Pronouncements.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

Inflation

We do not expect the impact of inflation on our operations to be significant for the next 12 months.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the applicable periods covered hereby.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (“the Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

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

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321, which is being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.  See Note 3 to our consolidated financial statements above.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us prior to the grants.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 27, 2007, at which three proposals were submitted to shareholder vote.  The first proposal was for the election of directors.  It was proposed that Clark M. Mower be elected to a term of one year, John W.R. Miller be elected to a term of two years and John P. Livingstone be elected to a term of three years.  The second proposal was for approval of an amendment to the Articles of Incorporation to increase the number of authorized shares from the current 50,000,000 to a total of 100,000,000.  The third proposal was for approval to implement the GeNOsys, Inc. 2007 Stock Option Plan.

All of the proposals were approved by shareholder vote.  The shareholders elected Mr. Mower by a vote of 39,146,522 for and 100 indicating withheld authority;  Mr. Miller by a vote of 39,146,522 for and 100 indicating withheld authority; and Mr. Livingstone by a vote of 39,146,522 for and 100 indicating withheld authority.  The shareholders approved the amendment to the Articles of Incorporation by a vote of 39,056,022 for, 44,100 against, with 46,500 abstaining.  The shareholders approved the adoption of the GeNOsys, Inc. 2007 Stock Option Plan by a vote of 36,318,523 for, 34,767 against, 166,660 abstaining and 2,626,672 not voting.

Item 5.  Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended August 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6.  Exhibits.

(a) Exhibit Index

EXHIBIT INDEX

Exhibit No.              Description of Exhibit

3.1          Articles of Incorporation (Incorporated by reference to the

               Company’s Registration Statement on Form 10-SB filed May 14,

               2002).*

3.2          By-laws (Incorporated by reference to the Company’s

               Registration Statement on Form 10-SB filed May 14, 2002).*

3.3          Amendment to the Articles of Incorporation dated September

               12, 2005 (Incorporated  by reference to Exhibit 3.3 of the

               Company’s Form 10-KSB, dated November 30, 2005).*

3.4          Amendment to the By-Laws dated June 18th, 2004 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 10-KSB,

               dated November 30, 2005).*

3.5          Amendment to the Articles of Incorporation dated October 15, 2007,

               that increased our authorized capital to 100,000,000 shares. (Attached hereto).

14           Code of Ethics (Incorporated by reference to Exhibit 14 of the Company’s Form 10-KSB, dated November 30, 2005).*

21           Subsidiaries (Incorporated by reference to Exhibit 21 of the

               Company’s Form 10-KSB, dated November 30, 2005).*

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

Date: October 15, 2007	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller Chief Executive Officer and Director
Date: October 15, 2007	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer