Form 10KSB
period 2007-11-30
GeNOsys, Inc.
filed 2008-02-28
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

GENOSYS, INC.

(Name of Smaller Reporting Company in its Charter)

Commission File Number: 000-49817

Utah	87-0671592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

280 W. Riverpark Drive, Provo, UT 84604

(Address of Principal Executive Offices)

Issuer’s Telephone Number:  (801) 623-4751

Securities Registered under Section 12(b) of the Exchange Act:  None

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

     (1)   Yes  [X]   (2)   Yes  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).       No [X].

State Issuer’s revenues for its most recent fiscal year: November 30, 2007 -$0

The aggregate market value of common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the Issuer as of February 22, 2008, was approximately $11,948,008.

As of February 22, 2008, the Issuer had 45,898,741 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

For information on documents incorporated herein by reference, see Part III, Item 13.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

GeNOsys, Inc.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED NOVEMBER 30, 2007

PART I

4

Item 1.  Description of Business.

4

Item 2.  Description of Property.

17

Item 3.  Legal Proceedings.

18

Item 4.  Submission of Matters to a Vote of Security Holders.

18

PART II

19

Item 5.  Market for Common Equity, Related Stockholder Matters and Smaller Reporting Company Purchases of Equity Securities.    19

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

21

Item 7.  Financial Statements

.

24

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

25

Item 8(b).  Other.

26

PART III

27

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.    27

Item 10. Executive Compensation.

30

Item 11. Security Ownership of Certain Beneficial Owners and Management.

31

Item 12. Certain Relationships and Related Transactions.

31

Item 13. Exhibits and Reports on Form 8-K.

32

Item 14. Principal Accountant Fees and Services.

32

SIGNATURES

32

Forward-Looking Statements

     When used in this Annual Report on Form 10-KSB, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements specifically include, but are not limited to, our expectations regarding strategic business initiatives, our intentions to defend our intellectual property rights, continue our research and development, seek regulatory approvals, and plans regarding sales and marketing.

     We caution readers not to place undue reliance on the forward-looking statements, which speak only as of the date of this report, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of healthcare products, a failure to timely obtain Food and Drug Administration (“FDA”) or other necessary approvals to sell future products and other risks set forth in Item 6 “Risk Factors” and elsewhere herein.  If and when product sales commence, sales may not reach the levels anticipated.  As a result, our actual results for future periods could differ materially from those anticipated or projected.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1.  Description of Business.

     References to our “Company,” “our,” “we,” “us” and words of similar import refer to GeNOsys, Inc. (“GeNOsys”), a Utah corporation, formerly known as “The Autoline Group, Inc.”, and our wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation (“GeNOsys Nevada”), as applicable.  Our current operations will be conducted through GeNOsys.

     Business Development

Current Developments Fiscal Year 2008

     Effective January 22, 2008, we announced that we had completed formulation of our Nitric Oxide Generator Portable Tablet into a product that could be manufactured in high quantities yet maintain the necessary tablet hardness, appropriate generated Nitric Oxide concentration and volume.  For additional information, please see our 8-K Current Report filed with the Securities and Exchange Commission on February 12, 2008, referenced and incorporated herein.  See Part III, Item 13.

Fiscal Year 2007

     The following developments occurred in fiscal 2007:

•

On March 23, 2007, our Board of Directors unanimously resolved to designate Keith L. Merrell to serve as our new Chief Financial Officer, Treasurer and General Manager and accepted the resignation of Christie Jones as a director, effective as of March 22, 2007.

•

We held our 2007 Annual Meeting of Shareholders on June 27, 2007, at which time three proposals were submitted to and approved by a majority vote of our shareholders.  The first proposal was for the election of our current Board of Directors; the second proposal was the approval of an amendment to our Articles of Incorporation to increase the number of our authorized shares from 50,000,000 shares to a total of 100,000,000 shares; and the third proposal was the approval our 2007 Stock Option Plan.

•

In June and July of 2007, our Board of Directors approved stock option grants to purchase 1,100,000 shares of our common stock to certain employees, directors and consultants.

Fiscal Year 2006

The following developments occurred in fiscal 2006:

•

On January 24, 2006, we executed a Research and Advisory Services Agreement (the “Agreement”) with IriSys Inc., a Pharmaceutical Formulation Development and cGMP (“current good manufacturing practices”) firm located in San Diego, California.

Fiscal Year 2005

For business developments that occurred during the fiscal year ended November 30, 2005, see our 10-KSB Annual Report for the fiscal year ended November 30, 2005, filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference in Part III, Item 13.

     Business

     With the completion of our merger with GeNOsys Nevada, we are now a medical research and development company that is specializing in pharmaceutical, bio-technical and medical gas generating systems.  The primary gas our systems will generate is nitric oxide, along with other various combinations of beneficial medical gases suitable for the treatment of human diseases.

     Nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced; its presence limits the size of the dose of nitric oxide gas that can be administered to both humans and animals.

     We have developed a proprietary compound formulation that will be utilized to produce nitric oxide gas in our desktop generators.  Management believes that with further formulation of our proprietary compound, we can make or filter nitric oxide gas with less toxic amounts of nitrogen dioxide, and that this process can produce nitric oxide gas in ample quantities for any current or prospective use and at a price substantially less than that of all currently available technologies.

     Our current generator model is capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use. We are continuing to further develop our generator and our compound formulation for high production quantities and consistency.  The product must have a known shelf life and be available in various configurations to produce known concentrations and volumes of gas.  Packaging is another critical developmental process that will need to be addressed. Management plans to rely on outside contractors to achieve some or all these objectives.

     We estimate that non-clinical laboratory sales should take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our generator earlier into the market as laboratory equipment will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help with the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to our overall profitability in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 24 months.

     All human medical uses of nitric oxide gas require FDA approval, and the approval of similar international agencies.  Approval can be a long and expensive process, with no assurance that any such approval can ever be obtained.  Management hopes to reduce the time for regulatory approval by certain strategic approaches that are proprietary.

     Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company and to:

•

manufacture and sell medical grade nitric oxide generators and tablets for use in the relief of human diseases;

•

offer value added services such as custom generators adapted for the treatment of various diseases;

•

hire staff both currently identified and unidentified to implement our business model;

•

gain FDA approval of our generating system; and

•

to reach a break-even point by the end of year five.

     Principal Products or Services and Their Markets

     Our principal products are our nitric oxide gas generator and our proprietary compound formulation for use in these generators for producing nitric oxide gas.  We believe that our technology rights represent an improvement in existing methods of producing and delivering nitric oxide gas.  See the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts,” of this Item, below.  There are no current human medical uses for nitric oxide that do not require prior FDA approval.  See the heading “Need for any Governmental Approval of Principal Products or Services,” of this Item, below.

     Our business model is built upon the sale of our gas generators to hospitals, laboratories and other medical groups requiring our products, with ongoing revenues being expected from the continued sale of our proprietary nitric oxide producing tablets.

     In order to further shorten the time line to positive cash flow and to lessen the cash demand, laboratory sales of generating devices will commence as soon as possible.  We believe that less stringent regulatory demands make this an attractive method of infiltration into the research community.  As sales increase in the laboratory market, new uses for the gas generator will be spawned as well as new applications and dose ranges for other diseases that may be unknown at this time.  This new knowledge can be used to our advantage in customizing and updating generators for these new markets.

     There is a substantial market for use of nitric oxide gas for use in experiments in various non-medical trials which do not require the use of a medically approved nitric oxide gas.  We will target that market as soon as we have completed planned additional development of our generator and the further formulation of our proprietary compound, estimated to be completed during 2008.

     Distribution Methods of the Products or Services

     In North America, the FDA restricts sales of drugs that do not meet their approval.  Our strategy will be to attempt to ensure that our human medical products are FDA approved.  After FDA approval, we will choose an appropriate distributor who has a complimentary line of products.  The estimated time to market is approximately three to five years; however, because of the nature of the process, there can be no assurance as to the actual timing or success of the process.

Existing sales of nitric oxide gas are over $300 million per year at very high dosage costs.  We expect to significantly expand this market by reducing the per unit dosage costs.  It is of importance to note that although international markets will follow the lead of the FDA on matters concerning the sale of pharmaceuticals in their countries, each country will have their own regulatory requirements to which we plan to comply.

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

     Competitive Business Conditions

     We are entering the medical device and therapy business.  Although competitive, there are certain protections allowed an FDA approved drug.  When approval is given, by default, other competitors are excluded because of the high costs of obtaining the approval as well as the futility of duplicating the same drug application, as investment in the same drug would be unprofitable duplication.  Patents also inhibit competition.  Additionally, our anticipated low production cost of nitric oxide gas may inhibit competitors from entry into the market.  Production costs of the compound are expected to be a fraction of current industry costs.

     Regardless, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies, including our generators and our proprietary compound formulation of tablets utilized to produce nitric oxide gas.  For risks associated with patent rights and other proprietary rights, see the Risk Factor, “We Face Intense Competition in the Markets Targeted by Our Products;” “Most All of Our Competitors Have Substantially Greater Resources than We Do and Have Been in Business Longer Than We Have;” and “We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source,” below, under the caption “RISK FACTORS.”  Nitric oxide is sold commercially by most major gas companies as a specialty gas mixture and calibration gas.  Most of these gases are not medical use gases. The major competitors in this industry are Praxair (Union Carbide), Airgas, Air Liquide (Liquid Air), AGA (Europe), British Oxygen and Mattheson Gas.

     Extensive research is currently being done by numerous pharmaceutical companies, colleges and universities on various treatments utilizing nitric oxide gas.  Over 80,000 articles have been published on various nitric oxide experiments and another 4,000 to 5,000 are being published yearly.  Findings of these studies will only increase the current competition in this field for medical uses of nitric oxide.

     Sources and Availability of Raw Materials and Names of Principal Suppliers

     The substances that make up our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators are common substances that are available from a number of sources.

     Dependence on One or a Few Major Customers

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

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

        We have and have succeeded to the following rights with respect to our products:

•

Nitric Oxide Gas Generator, Canadian Patent Application, Serial Number 2,413,834, Filed December 10, 2002;

•

Nitric Oxide Gas Generator, U. S. Patent Application, Serial No. 10/733,805, Filed December 10, 2003; Allowed, January 29, 2007;

•

Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004; and

•

Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     Management intends to continue filing patent applications or other applications that may protect our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators as the need arises. Following further development of the generator and formulation of the compound, we anticipate filing patent applications in the United States, Canada and other foreign countries, as appropriate. See Part II, Item 6, specifically, the heading “Plan of Operation.”

     For risks associated with patent rights and other proprietary rights, see the Risk Factors, “If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively

Affected,” “We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others” and “We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming,” under the caption “RISK FACTORS,” below.

     Need for Governmental Approval of Principal Products or Services

     One of our corporate strategies is to produce nitric oxide gas for use in the treatment of human diseases and maladies. Those applications will require FDA approval, which approval process may be expected to take many years; approval is never assured, and the process is very time consuming and costly. We do not presently have the funds available for these purposes, and no assurance can be given that we will be able to raise the required funding for these planned applications of our products.

     The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations that relate to the use of our products in the treatment of humans.

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing required for the commercialization of our generator and our nitric oxide tablet product.  Human use of either will require regulatory approval by governmental agencies prior to commercialization.  Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking and obtaining these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources.  Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Our policy will be to conduct our research and development activities in compliance with current FDA guidelines, and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

     Clinical testing, manufacturing and marketing of human pharmaceutical products requires prior approval from the FDA and comparable agencies in foreign countries.  This process can be both lengthy and costly and the results are uncertain.  The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States.  In the United States, these procedures include pre-clinical studies, request for designation, FDA registration, the filing of an Investigational New Drug Application (“IND”) or equivalent, human clinical trials and approval of a New Drug Application (“NDA”).  The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.  Clinical trials generally involve a three-phase process:

•

Phase I trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug absorption, distribution and metabolism;

•

Phase II trials are conducted in groups of patients with a specific disease in order to determine appropriate doses and dose regimens, expand evidence of the safety profile and, perhaps, determine preliminary efficacy; and;

•

Phase III trials are large scale, comparative trials that are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory  agencies.

     The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales.  The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform, on an ongoing basis with current Good Manufacturing Practices (“cGMP”). In complying with cGMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance, or we must engage the services of outside contractors who are well versed in compliance with these requirements.  Following approval of the NDA, we are subject to periodic inspections by the FDA.  Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

     It is not presently anticipated that we will be manufacturing our generator or our nitric oxide tablet; we intend to develop our products through testing and then to contract the manufacture, sale or license of those products.

     European countries generally follow the same regulatory approval procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products (“CPMP”) designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies.  Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.  The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union.  The receipt of regulatory approvals often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.  On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense.  There can be no assurance that any approval will be granted to us, and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.  In addition, the regulatory approval processes for products in the U.S.,

European countries and other countries around the world is undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

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

     Effect of Existing or Probable Governmental Regulations on Business

     The following regulations are applicable to us:

     Sarbanes-Oxley Act

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders.  Many of these requirements will affect us.  For example:

•

Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

•

Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures, and;

•

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

     Penny Stock

     Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks are stocks:

•

with a price of less than five dollars per share;

•

that are not traded on a “recognized” national exchange;

•

whose prices are not quoted on the NASDAQ automated quotation system; or

•

issued by an issuer with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15g-2 of the Securities and Exchange Commission promulgated thereunder require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account.  You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

     This procedure requires the broker/dealer to:

•

obtain information about the investor’s financial situation, investment experience and investment goals;

•

reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•

provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•

receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

     Smaller Reporting Company

     The integrated disclosure system for smaller reporting companies adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Smaller Reporting Company,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a smaller reporting company.  We are deemed to be a “smaller reporting company.”

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a smaller reporting company to have access to the public capital markets.

     Research and Development

     We have not commenced planned principal operations.  The development of our business plan and our Plan of Operation will require substantial expenditures for research and development of our products, including our generator and our proprietary tablet formulation for production of nitric oxide gas.  See the Part II, Item 6, below, specifically, the heading “Plan of Operation.”  It is estimated that our predecessors expensed approximately

$900,000 in research and development of our Technology Rights that we acquired under the merger with GeNOsys Nevada.

     Cost and Effects of Compliance with Environmental Laws

     We do not anticipate any material expense for compliance with environmental laws in connection with our planned or contemplated business operations, as our Plan of Operations details that we will be using contractors well versed in dealing with the applicable hazards associated with producing and packaging nitric oxide gas and other pharmaceuticals.  See the Part II, Item 6, below, specifically, the heading “Plan of Operation.”

     Number of Employees

     We currently have four employees and will consider our employment needs as business developments require.  We anticipate filling most of our needs for services, other than core employees, through contract organizations and outside agreements with suppliers of services in the industries of our planned business operations as may be required.

RISK FACTORS

     We are subject to the risks inherent in any newly formed, undercapitalized and developmental stage company, including, among other risk factors, the following:  This list of risk factors is in no way exclusive or all encompassing.

     Because our limited operations have not generated revenues, we require substantial funding to undertake our Plan of Operation, and we may never generate revenues or, if we are able to generate revenues, achieve profitability.  We do not currently have sufficient funding to continue operations through the next year, and therefore will be dependent upon raising additional funds either through loans or an additional Private or Public Placement Offering.

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

     Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

•

developing and testing our products;

•

receiving regulatory approvals;

•

commercializing our products; and

•

establishing a favorable competitive position.

     Many of these factors will depend on circumstances beyond our control. We cannot assure that we will ever bring any product to market or, if we are successful in doing so, that we will ever become profitable.

     Our Products Are Based on a Technology That Could Ultimately Prove Ineffective

     Our products are to be created using our proprietary Technology Rights. We have not yet conducted laboratory or animal studies to establish whether the Technology Rights are safe and effective for all of our intended uses.  Ultimately, our research which currently indicates that our Technology Rights possess beneficial properties, may prove to be incorrect.  In this case products made from our Technology Rights may not differ substantially from existing treatment methods and may in fact be inferior to them.  If these products are substantially identical or inferior to treatment methods already available, the market for our products would be reduced or eliminated.

     Our Products Are at an Early Stage of Development.  If We Are Unable to Develop and Commercialize Our Products Successfully, We May Never Generate Revenues Or, If We Are Able to Generate Revenues,

Achieve Profitability

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

      We Face Intense Competition in the Markets Targeted by Our Products. Most of Our Competitors Have Substantially Greater Resources than We Do, and We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source

     We have not yet devoted substantial research efforts or capital to the development of our Technology Rights and our products.  However, even if our future efforts are successful in this regard, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies.  The markets for treatments for many diseases are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies.  Each of these companies has significantly greater financial and other resources than we do.  If we obtain regulatory approval to market one or more of our products, we will compete with these established drugs and will need to show that our products have safety or efficacy advantages in order to take market share and be successful for many uses.

     If We Lose Our Key Personnel or Are Unable to Hire Additional Personnel, We Will Have Trouble Growing Our Business

     We will depend to a large extent on the abilities of our Chief Executive Officer, John W. R. Miller.  The loss of Mr. Miller, or our inability to attract or retain other qualified employees, could seriously impair our results of operations and financial condition.

     Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  Competition for qualified personnel is intense.  As a result, we may be unable to attract, assimilate or retain qualified personnel.  We may also be unable to retain the employees that we currently employ, or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

     If We Fail to Protect Our Technology, Our Ability to Pursue the Development of Our Technologies and Products Would Be Negatively Affected

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of our Technology Rights and products.  If we do not adequately protect our intellectual property, competitors may be able to use our Technology Rights to produce and market nitric oxide in direct competition with us, thus eroding our competitive advantage.  Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States.  Many companies have had difficulty protecting their proprietary rights in these foreign countries.  We may not be able to prevent misappropriation of our proprietary rights.  In addition, patent positions can be uncertain and involve complex legal and factual questions.  We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents, or are effectively maintained as trade secrets.  Others may challenge our patents, or our patent applications may not result in issued patents.  Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents.

Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop.  Additionally, extensive time is required for the development, testing and regulatory review of a potential product.  While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

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

     We Have Not Commissioned an Extensive Investigation Concerning Our Freedom to Practice or the Validity or Enforceability of Our Technology Rights or Product Candidates, and We May Be Held to Infringe the Intellectual Property Rights of Others

     Our ability to freely practice our products may be dependent upon the duration and scope of other patents held by third parties.  Our patent, prior art and infringement investigations have been conducted primarily by us. Although we have consulted with our patent counsel in connection with our Technology Rights investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our Technology or products infringe upon any issued patents, or whether our patent applications relating to the Technology Rights could be invalidated or rendered unenforceable for any reason, or could be subject to interference proceedings.  There may be patents or patent applications of which we are unaware, and avoiding patent infringement may be difficult.  We may inadvertently infringe upon third-party patents.  Third-party patents may impair or block our ability to conduct our business.  There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that we might infringe patents held by others.

     Claims may be asserted against us that our products or Technology Rights infringe patents or other intellectual property owned by others.  We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others.  In the event of litigation, any claims may not be resolved in our favor.  Any litigation or claims against us, whether or not valid, may result in substantial costs and may result in an award of damages, lost profits, attorney’s fees, and tripling of those damages in the event that a court finds an infringement to have been willful.  A lawsuit could also place a significant strain on our financial resources, divert the attention of management and harm our reputation.  In addition, intellectual property litigation or claims could force us to do one or more of the following:

•

cease making, selling, offering or using any products that infringe a third party’s intellectual property through an injunction;

•

obtain a license or an assignment from the holder of the infringed intellectual property right, which license or assignment may be costly or may not be available on reasonable terms, if at all; and

•

redesign our products, which would be costly and time-consuming, and may not be possible.

     We May Be Involved in Lawsuits to Protect or Enforce Our Patents, Which Could Be Expensive and Time Consuming

     Competitors may infringe upon our patents, if and when filed and granted, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming.  In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover our Technology Rights.  An adverse determination of any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

     Also, a third party may assert that our patents are invalid and/or unenforceable.  There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patent applications are invalid or unenforceable.  Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation.  An adverse decision in litigation could result in inadequate protection for our products and/or substantially reduce our ability to effectuate our business plan.

     Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications.  During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications, and could result in the invalidation in part or whole of a patent, or could put a patent application at risk of not issuing.  Even if successful, an interference proceeding may result in substantial costs and distraction to our management.

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

     We Intend to Rely on Third Parties to Manufacture the Compounds Used in One or More of Our Products.  If These Third Parties Do Not Manufacture Our Product in Sufficient Quantities and at an Acceptable Cost, Development and Commercialization of Our Product Candidates Could Be Delayed, Prevented or Impaired

     We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs, or in designing drug manufacturing processes.  We expect that certain specialized manufacturers will provide us with pharmaceutical compounds.  We do not have any short-term or long-term manufacturing agreements with any of these manufacturers.  If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected.

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

     Failure by Our Third-party Manufacturers to Comply with the Regulatory Guidelines Set Forth by the FDA with Respect to Our Products Could Delay or Prevent the Commercialization of Our Products

     Our reliance on third-party manufacturers will expose us to the following additional risks, any of which could delay or prevent the completion of our clinical trials, the approval of our products by the FDA for some uses or other regulatory agencies or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

•

Manufacturers are obligated to operate in accordance with FDA-mandated cGMP requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of our products for commercial distribution.

•

Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP and compliance with supplemental approval requirements. Any such necessary re-validation and supplemental approvals may be costly and time-consuming.

•

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

     We believe that our contracted sources are cGMP qualified. See the heading “Business Development,” of this Item 1.

     Our Products May Not Be Accepted by the Market

     Our products may not gain market acceptance among physicians, patients, healthcare providers, insurance companies and the medical community in general.  The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

•

cost-effectiveness;

•

the safety and effectiveness of our products, including any potential side effects, as compared to alternative products or treatment methods;

•

the timing of market entry as compared to competitive products;

•

the rate of adoption of our products by doctors and nurses;

•

product labeling or product insert required by the FDA for each of our products;

•

reimbursement policies of government and third-party payors;

•

effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and

•

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

     If We Fail to Establish Marketing, Sales and Distribution Capabilities, or Fail to Enter into Arrangements with Third Parties, We Will Not Be Able to Create a Market for Our Product Candidates

     Our strategy with our products is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution.  Currently, we do not have any sales, marketing or distribution capabilities.  In order to generate sales of any product candidates, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us.  The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts.  To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others.  These efforts may not be successful.  If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

     In the Event That We Are Successful in Bringing Any Products to Market, Our Revenues May Be Adversely Affected If We Fail to Obtain Acceptable Prices or Adequate Reimbursement for Our Products from Third-party Payors

     Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

•

government and health administration authorities;

•

private health insurers; and

•

other third party providers or payors, including Medicare.

     We cannot predict the availability of reimbursement for health care products.  Third-party payors, including

Medicare, are challenging the prices charged for medical products and services.  Government and other third-party payors are increasingly limiting both coverage and the level of reimbursement for new drugs.  Third-party insurance coverage may not be available to patients for any of our products.

     The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity.  If government and other third-party payors do not provide adequate coverage and reimbursement for any product we bring to market, doctors may not prescribe them, or patients may ask to have their physicians prescribe competing drugs with more favorable reimbursement.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control.  In the United States, we expect that there will continue to be federal and state proposals for similar controls.  In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products.  Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

     We Could Be Forced to Pay Substantial Damage Awards If Product Liability

Claims That May Be Brought Against Us Are Successful

     We may be exposed to liability claims and financial losses resulting from the use or sale of our products.  We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Item 2.  Description of Property.

     Our executive offices are located at 280 W. Riverpark Drive, Provo, Utah 84604.  We lease approximately 2,600 square feet at a lease price of $4,850 per month.  The lease agreement provides for increases of 2.5% on each anniversary date of the agreement term.  At November 2007, the monthly lease is $4,971.25 per month.  Our lease is for a period of five years, commencing in November, 2006.  In addition, our original facility space, located at 5063 Riverpark Way, Provo, Utah 84604 is being utilized for our research and development.  It is a month-to-month lease with a monthly payment of $1,600.

     Our current office space will not be adequate to meet the needs of our expected growth.  We will require additional office and/or laboratory facilities in the future to facilitate additional personnel and enable us to execute our business plan.

Item 3.  Legal Proceedings.

     We are not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours, or owner of record of beneficially more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

     Litigation to enforce our patents, to protect our proprietary information, or to defend us against alleged infringement of the rights of others may occur.  Such litigation would be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     We have had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2007.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Smaller Reporting Company Purchases of Equity Securities.

     Share Price History

     Our common stock is traded on the “OTC Bulletin Board” of the Financial Industry Regulatory Authority (“FINRA”) under the symbol “GNYS.”  The following table sets forth the high and low bid information of our common stock for the periods indicated.  The price information contained in the table was obtained from Google Finance.  Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and that the quotations may not necessarily represent actual transactions in the common stock.

STOCK QUOTATIONS (BID) *

	2007		2006
Quarter ended	High	Low	High	Low

February 28	$1.45	$0.86	$3.60	$3.05

May 31	$0.94	$0.60	$3.60	$2.50

August 31	$0.76	$.60	$2.50	$2.00

November 30	$0.85	$0.58	$2.05	$1.43

*    The future sale of our presently outstanding “restricted securities” (common stock) by present members of management and others may have an adverse effect on any market in the shares of our common stock.

     Holders of Record

     At February 22, 2008, there were approximately 216 holders of record of our common stock.  The number of holders of record was calculated by reference to our stock transfer agent’s books.

     Dividend Policy

     To date, we have not paid dividends on our common stock.  The payment of dividends on our common stock, if any, is at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors.  See Item 6. “Management’s Discussion and Analysis or Plan of Operation.”  We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

     Issuance of Restricted Securities

     We issued 40,000,000 shares of our common stock in the merger with GeNOsys Nevada that was completed on August 18, 2005.  For a complete accounting of the issuance of these shares, see our Statement of Stockholders’ Deficit in our audited financial statements contained herein.

     Effective on or about November 1, 2005, we completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million.

     On January 31, 2006, we issued 450,000 shares to Smith Consulting Services, Inc. (“SCS”), a Utah corporation and financial consulting firm to us, in replacement of 450,000 shares that SCS had conveyed to two of our consultants and one attorney for services that were rendered for our benefit from the shares that SCS received under our merger with GeNOsys Nevada.  These consultants and the one attorney provided services to SCS under its Consulting Agreement with GeNOsys Nevada.  For a complete accounting of the issuance of these shares, see our Statement of Stockholders’ Deficit in our audited financial statements contained herein.

     On or about November 30, 2007, we completed the private sale of 213,569 shares of our common stock at a price of $0.70 per share for aggregate gross proceeds of $149,500.

     We issued these securities to persons who were either “accredited investors,” or “sophisticated investors,” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

     Use of Proceeds of Registered Securities

     There have been no sales of registered securities by us.

     Securities Authorized for Issuance under Equity Compensation Plans

     We have no equity compensation plans.

     Purchases of Company Equity Securities

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended November 30, 2006; however, SCS canceled 1,302,500 shares of the 3,800,000 shares it acquired under the

GeNOsys Nevada merger, based upon its understanding with principals of GeNOsys Nevada in their Consulting Agreement that if it were able to purchase any of our shares that were already outstanding and owned by former principals or others following the merger, that it would cancel a like number of such shares so that the number of shares that SCS was entitled to under such Consulting Agreement would remain unchanged.  SCS purchased 1,302,500 shares of our common stock from two former principals and three non-affiliated persons for cash on or about August 25, 2005, and executed and delivered certain Lock-Up/Leak-Out Agreements that restricted the sale of these purchased shares.

      Effective January 31, 2006, we waived the provisions of these Lock-Up/Leak-Out Agreements so that SCS could privately sell an aggregate of 413,044 shares, the resale of which were covered thereby for the aggregate sum of $250,000 to a limited number of persons who were believed to be “accredited investors” or “sophisticated investors” as defined in Regulation D and/or Rule 506 of the Securities and Exchange Commission; and to make gifts of 61,635 shares to five persons who were also believed to be “accredited investors” or “sophisticated investors.”  The Lock- Up/Leak-Out Agreements that had been executed by SCS with respect to the remaining 827,821 of these shares that are currently still owned by SCS were reaffirmed; these Lock-Up/Leak-Out Agreements expired on or about August 24, 2006.

     See the Schedule 13D, the Schedule 13DA-1 and the Schedule 13DA-2 filed by SCS with the Securities and Exchange Commission for additional information about these share purchases.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and notes thereto.

     Overview

     We are in the development stage and have incurred cumulative net losses since inception.  We incurred negative cash flows from operating activities of $721,217 and $928,751 for the years ended November 30, 2007 and 2006, respectively.  Our products are in the development stage and are subject to regulatory approval by the Food and Drug Administration.  Although we are confident that the products under development will be successfully tested and commercialized, there can be no assurance that such approvals will be received.  Development work to date is detailed below.

     In the first 12 months, we contracted with a pharmaceutical formulation development laboratory, to improve the formulation and deliver the first nitric oxide generating tablets produced under good laboratory practices (“GLP”) guidelines. This was done in preparation for application to the FDA for approval. In accordance with initial plans, we have continued discussions with qualified groups concerning clinical trials, but no agreements have been executed.  In the first 12 months, we successfully obtained a five-year lease for office space in which to headquarter our operations, and have hired staff to begin the creation of an FDA Quality System and ISO 13485 compliance.

     Over the next 12 to 24 months, we plan to pursue various levels of the international regulatory approval process. Applications and product opportunities for nitric oxide generators are believed to be broad and cover a wide range of commercial fields, each with a distinct pre-market requirement.  We plan to seek the most effective regulatory paths to market.  We plan to approach a contracted supplier to produce a device capable of meeting FDA guidance document requirements for a nitric oxide system.  We will also continue to seek and hire qualified staff necessary to implement the FDA- required Quality System throughout all levels of the operation.  We plan to enter the non-clinical laboratory market with products produced by outside contractors. In order to maintain protection of proprietary, intellectual property, we will continue securing patents for all developed and developing technology.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties.  We cannot assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.

     We completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million during November, 2005.  During November 2007 we completed the private sale of 213,569 shares of our common stock at a price of $0.70 per share for aggregate gross proceeds of $149,500.  Substantial additional funds will still be required if we are to reach our goals that are outlined above.  We currently have no arrangements or understandings that will assure that we can successfully raise any additional funds that may be required.

     Critical Accounting Policies

     Revenue Recognition

     Pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” we will recognize revenue when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

     Product revenues will be recognized when persuasive evidence of an arrangement exists, risk of loss and title has transferred to our customers, the fee is fixed or determinable and collection is probable.  Rights of return for manufactured product are dependent upon the agreement.

      Long-Lived Assets

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

     Capitalization of Patent Costs

     We have elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years for which it is estimated that economic benefit will be derived.

     Stock Based Compensation

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by the stockholders at the annual meeting.  On June 27, 2007, the stockholders approved the Stock Option Plan.  The Stock Option Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the Stock Option Plan.  The Stock Option Plan allows us, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors.  The purpose of these stock option grants is to attract and retain talented employees and further align employee and stockholder interests.  The Stock Option Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.  In March, June and November, 2007, the Board of Directors approved the grant of an aggregate of 1,200,000 stock option grants to certain employees and directors, resulting in non-cash charges of $632,058, which is being expensed ratably over the vesting periods of the individual agreements.  The total non-cash charge to expense for the year ended November 30, 2007, relating to these stock option grants was $138,740.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

     Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.

SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS No. 141R is effective for our fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  We are evaluating the effect the implementation of SFAS No. 141R will have on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No.51” (“SFAS No. 160”).  SFAS No. 160 requires minority interests to be recharacterized as non-controlling interests and reported as a component of equity.  In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control to be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  No material impact on our financial statements is expected from the adoption of this standard.

     We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

     Financial Position

     We had $280,105 in cash as of November 30, 2007.  This is a decrease of $624,610 from November 30, 2006.  Working capital as of November 30, 2007, was $243,079 as compared to $928,942 at November 30, 2006.  This decrease was largely due to the operating loss for the fiscal year, coupled with capital expenditures.

     Years Ended November 30, 2007 and 2006

     During the years ended November 30, 2007 and 2006, we had no revenue or related cost of sales.

	Year Ended November 30, 2007	Year Ended November 30, 2006	Increase (Decrease)

Research and Development (excludes $33,747 of non-cash stock compensation expense in 2007	$ 455,579	$ 730,131	$(274,552)
General and Administrative (excludes $104,993 of non-cash stock compensation expense in 2007)	395,408	506,801	(111,393)
Stock-based compensation expense	138,740	-	138,740

Total	$989,843	$ 1,236,932	$(247,205)

     Research and development expenses (“R&D”) for the year ended November 30, 2007, were $489,326, which includes $33,747 of stock-based compensation expense.  R&D expenses for the year ended November 30, 2006, were $730,131, a decrease of $240,805.  A comparison of research and development expenses excluding the stock-based compensation expense shows a decrease in 2007 expenses of $274,552.  The decrease in expenses in 2007 is related to the completion of the contract work by IriSys and reduced travel expenses related to that work.  It is anticipated that R&D expenses will significantly increase as final design work on the generator is completed, the formulation of the tablet is finalized, testing required for FDA applications is made and the development work required for commercialization escalates.

     General and administrative expenses for the year ended November 30, 2007, were $500,401, which includes $104,993 of stock-based compensation expense, compared to $506,801 for the year ended November 30, 2006, a decrease of $6,400.  A comparison of general and administrative expenses excluding the stock-based compensation expense shows a decrease in 2007 expenses of $111,393.  The hiring of additional personnel, travel expenses, office rental, and other administrative expenses is expected to increase throughout 2008.

     Interest income of $21,687 was realized for the year ended November 30, 2007 from interest earned on invested funds.  This is a reduction of $36,444 from the $58,131 earned during the year ended November 30, 2006.  The decrease results from reduced funds on deposit, as cash was used to fund operations and capital expenditures.

     The net loss for the year ended November 30, 2007, was $968,454.  This compares to a net loss realized for the year ended November 30, 2006, of $1,178,901.  It is anticipated that the net loss in 2008 will increase as additional personnel and resources are allocated to the testing, approval and commercialization of our products.

     Liquidity and Capital Resources

     To date, we have financed our operations principally through private placements of equity securities.  We used net cash for operating activities of $721,217 in the year ended November 30, 2007.  As of November 30, 2007, our working capital was $243,079, and our current liabilities were $40,898.

     Our working capital requirements for the foreseeable future will vary based on a number of factors, including the costs to complete development work, the cost of bringing products to commercial viability, the timing of the market launches, and the level of sales.  As of November 30, 2007, we had accounts payable and accrued liabilities totaling $40,898.  We need to raise additional funds immediately in order to execute our business plan.  There can be no assurance that additional funding will be available to us or that if funding is available that it will be under favorable terms.  If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

Item 7.  Financial Statements.

GeNOsys, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

and Financial Statements

November 30, 2007

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of November 30, 2007	F-3

Consolidated Statements of Operations for the years ended November 30, 2007 and 2006 and for the period of the development stage (June 30, 2005) through November 30, 2007	F-4

Consolidated Statements of Stockholders' Equity for the years ended November 30, 2007 and 2006 and for the period of development stage (June 30, 2005) through November 30, 2007	F-5 - F-6

Consolidated Statements of Cash Flows for the years ended November 30, 2007 and 2006 and for the period of the development stage (June 30, 2005) through November 30, 2007	F-7

Notes to Consolidated Financial Statements	F-8 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GeNOsys, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GeNOsys, Inc. as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2007 and 2006 and for the period of the development stage (June 30, 2005) through November 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  GeNOsys, Inc., (a development stage company), as of November 30, 2007 and 2006, and the results of their operations and their cash flows for the periods ended November 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since its inception.  These factors raise substantial doubt about its ability to continue as a going concern.  The Company has not established operations with consistent revenue streams.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

February 22, 2008

 GENOSYS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	November 30, 2007	November 30, 2006

CURRENT ASSETS

Cash and cash equivalents – Note 9	$ 280,105	$ 904,715
Prepaid expenses	3,872	83,859

Total Current Assets	283,977	988,574

Property and equipment, net of depreciation – Note 5	151,376	176,949
Patents, net of amortization – Note 6	39,189	7,967

TOTAL ASSETS	$ 474,542	$ 1,173,490

LIABIITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 13,151	$ 9,692
Accounts payable, Related party – Note 10	13,340	-
Accrued liabilities	14,307	49,840
Taxes payable	100	100

Total Current Liabilities	40,898	59,632

TOTAL LIABILITIES	40,898	59,632

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized; 45,881,600 and 45,668,031 shares issued and outstand- ing, respectively – Note 4	45,882	45,668
Additional paid-in capital	2,813,440	2,525,414
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development Stage	(2,347,754)	(1,379,300)

Total Stockholders’ Equity	433,644	1,113,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 474,542	$ 1,173,490

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception of
			the Development Stage
	For the Years Ended		On June 30, 2005
	November 30,		Through
	2007	2006	November 30, 2007

REVENUES	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and Development	489,326	730,131	1,219,457
General and administrative	500,401	506,801	1,276,623

Total Expenses	989,727	1,236,932	2,496,080

LOSS FROM OPERATIONS	(989,727)	(1,236,932)	(2,496,080)

OTHER INCOME (EXPENSE)
Interest income	21,687	58,131	79,818
Gain (Loss) on disposal of asset	(414)	-	(414)
Other income (expense)	100	-	100

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(968,354)	(1,178,801)	(2,416,576)

PROVISION FOR INCOME TAXES	(100)	(100)	(300)

LOSS FROM CONTINUING OPERATIONS	(968,454)	(1,178,901)	(2,416,876)

DISCONTINUED OPERATIONS
Loss from discontinued opera- tions, net of tax	-	-	(2,131)
Gain on disposal of discontin- ued operations, net of tax	-	-	71,253

NET LOSS	$(968,454)	$ (1,178,901)	$ (2,347,754)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.02)	$ (0.03)	$ (0.05)

NET LOSS PER SHARE	$ (0.02)	$ (0.03)	$ (0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,682,659	45,591,593	45,021,677

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception of the Development Stage (June 30, 2005) through November 30, 2007

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	2,556,500	2,557	26,243	(77,924)	(49,124)

Issued common stock for cash at $0.0001	33,231,456	33,231	(29,908)	-	3,323

Issued stock for patents at $0.0001	2,968,544	2,969	(2,672)	-	297

Issued stock for consulting agreement at $0.0001	3,800,000	3,800	(3,420)	-	380

Shares canceled	(1,302,500)	(1,303)	1,303	-	-

Issued stock for cash at $0.60 per share	3,964,031	3,964	2,374,418	-	2,378,382

Stock promotion costs	-	-	(110,100)	-	(110,100)

Net loss for the period ended November 30, 2005	-	-	-	(200,399)	(200,399)

Balance at November 30, 2005	45,218,031	45,218	2,255,864	(278,323)	2,022,759

Issued stock for services at $0.60 per share	450,000	450	269,550	-	270,000

Net loss for the period ended November 30, 2006	-	-	-	(1,178,901)	(1,178,901)

Balance at November 30, 2006	45,668,031	45,668	2,525,414	(1,457,224)	1,113,858

Issued stock for cash at $0.70 per share	213,569	214	149,286	-	149,500

Non-cash compensation charges related to stock option grants	-	-	138,740	-	138,740

Net loss for the period ended November 30, 2007	-	-	-	(968,454)	(968,454)

Balance at November 30, 2007	45,881,600	$ 45,882	$2,813,440	$ (2,425,678)	$ 433,644

See Accompanying Notes to Financial Statements

  GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

			From Inception of the
	For the Year Ended		Development State
	November 30,		On June 30, 2005
	2007	2006	Through Nov. 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(968,454)	$ (1,178,901)	$ (2,347,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,830	10,936	58,181
Loss on disposal of equipment	414	-	414
Stock-based compensation	138,740	-	138,740
Gain on disposal	-	-	(71,253)
Decrease in cash from discontinued Operations	-	-	(6,020)
Stock issued for services	-	270,000	270,000
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	79,987	(81,757)	(3,746)
Increase (Decrease) in accounts payable	16,799	3,631	26,490
Increase (Decrease) in accrued compensation	(35,533)	47,240	14,207
Increase (Decrease) in tax payable	-	100	200
Net Cash Used by Operating Activities	(721,217)	(928,751)	(1,920,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(34,459)	(7,670)	(42,129)
Purchase of equipment	(18,434)	(167,409)	(206,480)
Net Cash Used by Investing Activities	(52,893)	(175,079)	(248,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	149,500	-	2,421,104
Cash from discontinued operations	-	-	(19,777)
Net Cash Provided by Financing Activities	149,500	-	2,401,327

NET INCREASE (DECREASE) IN CASH	(624,610)	(1,103,830)	232,177

CASH AT BEGINNING OF PERIOD	904,715	2,008,545	47,928

CASH AT END OF PERIOD	$ 280,105	$ 904,715	$ 280,105

SUPPLEMENTAL DISCLOSURES INFORMATION

Cash paid during the year for interest	-	-	$ 750
Cash paid during the year for income/ Franchise taxes	$ 100	$ 100	$ 200

See Accompanying Notes to Financial Statements.

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GeNOsys, Inc. (Company) was founded June 30, 2005.  On August 19, 2005, the Company merged with The Autoline Group, Inc., a Utah corporation, which operated as an automotive dealership until September 12, 2005, when the dealership was discontinued.  The Company was organized to engage in the business of producing a portable medical gas generator.  The Company was incorporated under the laws of the State of Nevada.

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

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 (“the Statement”), Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 3.

Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  The Company had 170,000 vested options exercisable at November 30, 2007 but due to the net loss were not included in the net loss per common share as their inclusion would be antidilutive.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) Number 104, which states that revenue is generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when products are completed and accepted by the customer.

Research and Development Costs

Research and development costs are expensed in the period they are incurred in accordance with Financial Accounting Standard No. 2, “Accounting for Research & Development Costs.”

Capitalization of Patent Costs

The Company has elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years from which it is estimated that economic benefit will be derived.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $280,105 in cash on November 30, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS No. 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS No. 141R is effective for our fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company is evaluating the effect the implementation of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No.51” (“SFAS No. 160”).  SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity.  In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  No material impact on the financial statements of the Company is expected from the adoption of this standard.

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

Management plans include further development and production of portable medical gas generators.  Management is seeking additional funding through the capital markets.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3   INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006
Current Taxes	$100	$100
	$100	$100

The Company has available net operating losses of approximately $2,275,864 which can be utilized to offset future earnings of the Company. Below is a summary of deferred tax asset calculations on the net operating loss carryforward amount.  The net loss carryforward amounts expire between 2025 and 2027.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has the following carryforwards available at November 30, 2007:

	Taxable
	Temporary	Expected	Deferred Tax
	Difference	Tax Rate	Asset (Liability)
Non-current deferred tax asset
Book/Tax depreciation difference
Federal	$ 1,253	15%	$ 188
State	1,253	5%	63
Book/Tax amortization difference (patent)
Federal	$ 3,237	15%	486
State	3,237	5%	162
Net operating losses
Federal	2,275,864	15%	341,380
State	2,275,864	5%	113,793
Stock Compensation
Federal	138,740	15%	20,811
State	138,740	5%	6,937
Other carryforwards
Federal	414	15%	62
State	414	5%	21

Preliminary deferred tax asset			483,903
Deferred tax asset valuation allowance			(483,903)
Total deferred tax asset (liability)			-

The Company is incorporated in and conducts its operations in the State of Utah, which levies a $100 minimum

Franchise tax per year.  As a result, the Company has accrued a provision of $100 per year to account for this tax.

The effective tax rate for continuing operations differs from the statutory rate as follows:

Expected provision (taxes on income before taxes)	$ (193,670)

Effect of:
Non-deductible expenses	2,826
Temporary differences due to depreciation	(251)
Deduction for state taxes	(20)
Increase (decrease) in valuation allowance	191,115
State minimum franchise tax	100

Total actual provision	$ 100

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

On or about November 30, 2007, we completed the private sale of 213,569 shares of our common stock at a price of $0.70 per share for aggregate gross proceeds of $149,500.

NOTE 5   PROPERTY, PLANT & EQUIPMENT

The major classes of assets as of the balance sheet dates are as follows:

	2007	2006
Furniture and fixtures	$ 64,289	$ 64,289
Office equipment	35,469	30,027
Lab equipment	85,752	85,546
Leasehold improvements	20,323	8,184
	205,833	188,046
Accumulated depreciation	(54,457)	(11,097)
	$ 151,376	$ 176,949

Equipment is stated at cost.  Depreciation is provided by using the straight-line method of depreciation over five years.  Depreciation expense for the years ended November 30, 2007 and 2006 was $43,593 and $10,936, respectively.  Amortization expense related to leasehold improvements for the years ended November 30, 2007 and 2006 was $3,211 and $136, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 6   PATENTS

The Company issued 200,000 shares of common stock at $0.0001 per share for Technology Rights and 2,768,544 shares of common stock at $0.0001 per share for additional rights. (See Note 4.)  The Company also capitalized $34,459 in patent costs during the current year.  As of November 30, 2007 the patents were valued at $42,426.  Amortization expense related to patents for the years ended November 30, 2007 and 2006 was $3,237 and $0, respectively.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company leases office space under a five-year noncancelable operating lease that commenced on November 1, 2006.  The following summarizes future minimum lease payments under the operating lease at November 30, 2007:

                        Year Ending                            Minimum

                       November 30,                       Lease Payments

                                2008                                  $ 59,779

                                2009                                     61,273

                                2010                                     62,805

                                2011                                     58,888

                                                                        $ 242,745

The Company also continues to lease its previous office space on a month-to-month basis at a rate of $1,600 per month.  The facility is used for research and development purposes.

Total rent expense for the year ended November 30, 2007 and 2006 was $77,521 and $25,854, respectively.

NOTE 8   DISCONTINUED OPERATIONS

On September 12, 2005 the Company discontinued its automotive dealership operation by divesting the ownership of The Autoline Group 2, Inc., a wholly owned subsidiary, to a former officer in exchange for an indemnification agreement.

NOTE 9   CONCENTRATION

The Company maintains cash balances at a financial institution located in the Ogden, UT area.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company had cash of

$280,105, as of November 30, 2007 in this financial institution, which is in excess of the FDIC insured limits by $180,105.

NOTE 10   RELATED PARTIES

As of November 30, 2007, a director and officer of the Company owned 54.7% of the Company’s issued and outstanding stock.  This allows for the officer to effectively control the vote on substantially all significant matters without the approval of the other stockholders.

As of November 30, 2007, officers of the Company were owed $13,340 for various expenditures they made on behalf of the Company.

NOTE 11   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted this standard effective December 1, 2006, and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R.  The Company had no options outstanding prior to the issuance of SFAS No. 123R.

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an addition grant of 100,000 options to an employee resulting in a non-cash charge of $57,737. The charge is being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2006, and changes during the year ended November 30, 2007, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	-	$ -
Granted	1,200,000.66		9.68 years
Forfeited	-	-
Outstanding at November 30, 2007	1,200,000.66		9.68 years	$43,000
Exercisable at November 30, 2007	170,000.66		9.68 years	$5,550
Non-vested at November 30, 2007	1,030,000.66		9.68 years	$37,450

The following table summarizes information about stock options outstanding at November 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Nov. 30, 2007	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Nov. 30, 2007	Wtd. Avg. Exercise Price

$ .66	1,100,000	9.62 years	$ .66	145,000	$ .66
.71	100,000	9.98 years	.71	25,000.71
	1,200,000.66			170,000.67

 The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  For the year ended November 30, 2007 and 2006, the Company recognized stock based compensation expense of $138,740 and $0, respectively.  As of November 30, 2007, total stock based compensation related to nonvested awards not yet recognized was $493,318 with a weighted average recognition period of 9.62 years.

The weighted-weighted average grant-date fair value of options granted during the year ended November 30, 2007, was $0.52.

NOTE 12 SUBSEQUENT EVENTS

Subsequent to November 30, 2007, the Company issued 17,142 shares of common stock for cash proceeds of $12,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None; not applicable.

Item 8(a)T. Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of November 30, 2007, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b).  Other.

    None; not applicable.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Identification of Directors and Executive Officers

     The following table sets forth the names of all of our current directors and executive officers.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
John W. R. Miller	Chief Executive Officer and Director	8/18/2005	*

Brett A. Blake	President	7/31/2007	*

Keith L. Merrell	Chief Financial Officer	3/23/2007	*
and Treasurer
Clark M. Mower	Director Chairman of the Board	8/18/2005 3/23/2007	* *

Christie M. Jones	Secretary	8/18/2005	*

John P. Livingstone	Director	3/23/2007	*

          * These persons presently serve in the capacities indicated.

     Business Experience

     John W. R. Miller.  Mr. Miller is our founder, serves as our Chief Executive Officer, and is 56 years old.  In 2003, he co-founded Alberta 1017975 with Christie W. Jones, the predecessor to our Technology Rights.  From 2001 to 2003, Mr. Miller was self-employed.  Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001. He participated in the FDA approval process for inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001.  Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Brett A. Blake.  Mr. Blake is our President  and is 40 years old.  He joined our Company in July, 2007.  Mr. Blake is a PepsiCo-trained senior executive with fifteen years experience in strategic marketing and an expert in leading strong sales initiatives.  He served three years as Managing Partner of Blake Capital, LLC, a regional investment firm.  From 1999 to 2004 Mr. Blake served as Vice President of Marketing for USANA Health Sciences, Inc., directing their global marketing activities and strategic planning.  Previous to that, he spent two years with Frito-Lay, Inc., a subsidiary of Pepsi-Co, developing and managing marketing activities, new product launches and promotions.  Mr. Blake received a B.A. degree in Communications from Brigham Young University and an M.B.A. from Harvard University.

     Keith L. Merrell.  Mr. Merrell is our Chief Financial Officer, Treasurer and General Manager; he is 62 years old.  He joined our Company in February 2007.  Mr. Merrell draws on 28 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to his joining us.  His business career also includes extensive experience in management, sales and marketing, and consulting.  He served as both Chief Financial Officer and Controller of Specialized Health Products International, Inc., a

manufacturer of safety medical devices, from 2000 to 2007, and as Vice President-Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000.  From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing, and bringing online the first compact disc manufacturing facility in the intermountain area.  He graduated from Arizona State University with a B.S. degree in Accounting.

     Clark M. Mower.   Mr. Mower is one of our directors, and he is 61 years old.  From January 2005 to the present, Mr. Mower has been the President/CEO and a director of Flexpoint Sensor Systems, Inc., a producer of sensors for automotive and industrial uses.  His responsibilities include all areas of management, including staffing and financial responsibilities of a growing sensor company.  From August 2002 to the present, Mr. Mower has also served as a co-founder and managing member of Polar Energy, LLC, of Mountain Green, Utah, and Littleton, Colorado, which provides consulting services to companies that are considering divestiture, mergers or acquisitions.  From January 2000 to August 2002, Mr. Mower was Senior Vice President, Mergers and Acquisitions, Merchant Energy Group, with El Paso Energy in Golden, Colorado, where he worked on or lead teams that successfully closed power related acquisitions and divestitures.

     Christie M. Jones.  Ms. Jones is 25 years old.  Ms. Jones co-founded Alberta 1017975.  In the fall of 2003, she became President of GeNOsys Canada, a biotechnology corporation.  Ms. Jones has been Executive Assistant to John W.R. Miller since 1999.  Her responsibilities included: tracking nitric oxide research projects, supervising manufacturing contractors, payroll, scheduling, and supervision of personnel.  Ms. Jones studied mathematics at Grant MacEwan Community College in Edmonton, Alberta, Canada.

     John P. Livingstone.  Dr. Livingstone, a Ph.D. is a director of our Company and is 56 years old.  In addition to his practice as a psychologist, Dr. Livingstone has served as an educator, both in Canada and the United States, and is currently a professor at Brigham young University.  Dr. Livingstone has published and been a contributor to a number of books, as well as writing and/or presenting numerous articles and papers.  His work has earned him recognition among his peers for his distinguished service.  Dr. Livingstone received a B.S. degree in Biology/Chemistry from the University of Alberta in 1974, a Master of Education degree in Guidance and Counseling from the University of Regina in 1981, and a Doctor of Education degree in Counseling and Personnel Services from Brigham Young University in 1986.

     Significant Employees

     There are no employees who are not executive officers who are expected to make a significant contribution to our Company’s business.

     Family Relationships

     There are no family relationships between any director or executive officer.

     Involvement in Certain Legal Proceedings

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

     Compliance with Section 16(a) of the Exchange Act

     Our executive officers, directors, and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to us.

     Based solely on a review of the copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2007, our executive officers, directors and 10% stockholders complied with all filing requirements.

     Code of Ethics

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

     Corporate Governance

     Director Independence

     Only one of our directors, John P. Livingstone, presently qualifies as an independent director.  None of our other directors presently qualify as independent directors due to the percentage of ownership and/or affiliation with us as an employee or consultant.

     Board Meetings and Committees; Annual Meeting Attendance

     During the year ended November 30, 2007, four Board meetings were held.  Our annual meeting was held June 27, 2007.

     Nominating Committee Corporate Governance Committee

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

     Audit Committee

     Our Board of Directors currently serves as our Audit Committee.  We have not yet established an independent audit committee; we do not believe the lack of an independent audit committee will have any adverse effect on our financial statements, based upon our current business operations.  We will continue to assess the point at which an independent audit committee will be necessary in the future.

     Compensation Committee

     We have not established a compensation committee because, due to our lack of substantial operations and the fact that we only have three directors and executive officers; we believe that we are able to effectively manage the issues normally considered by a compensation committee.  Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

     Shareholder Communications

     Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with our Board of Directors by writing to us at:  GeNOsys, Inc., Attention: Investor

Relations, 280 West Riverpark Dr., Suite 300, Provo, UT 84604.  Stockholders who would like their submission directed to a particular member of the Board may so specify, and the communications will be forwarded to that director, as appropriate.

Item 10. Executive Compensation.

     Information required by this item is incorporated by reference to information to be contained under the captions “Executive Officer Compensation” and “Corporate Governance – Director Compensation” in our 2008 proxy statement to be filed with the Securities and Exchange Commission.

     Stock Option Plans

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  The Stock Plan was approved by a vote of stockholders at the Annual Meeting held June 27, 2007.  The Stock Plan allows the Board of Directors, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.  Subsequent to the approval of the Stock Option Plan by stockholders, the Board of Directors has approved stock option grants to purchase 1,200,000 shares of common stock to certain employees, directors and consultants.  The non-cash charges for such grants, valued at the date of grant using the Black-Scholes valuation model, are expensed ratable over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of our option plans as of December 1, 2006, and changes during the year ended November 30, 2007, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	-	$ -
Granted	1,200,000.66		9.68 years
Forfeited	-	-
Outstanding at November 30, 2007	1,200,000.66		9.68 years	.09
Exercisable at November 30, 2007	170,000.66		9.68 years	.09
Non-vested at November 30, 2007	1,030,000.66		9.68 years	.09

The following table summarizes information about stock options outstanding at November 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Nov. 30, 2007	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Nov. 30, 2007	Wtd. Avg. Exercise Price

$ .66	1,100,000	9.62 years	$ .66	145,000	$ .66
.71	100,000	9.98 years	.71	25,000.71
	1,200,000.66			170,000.67

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; and expected volatility of 68.88%.  For the years ended November 30, 2007 and 2006, we recognized stock based compensation expense of $136,783 and $0, respectively.  As of November 30, 2007, total stock based compensation related to non-vested awards not yet recognized was $487,446 with a weighted average recognition period of 9.68 years.

     The weighted-weighted average grant-date fair value of options granted during the year ended November 30, 2007, was $0.52.

     Compensation of Directors

     Our outside directors are paid $2,500 monthly for their service.  The Chairman receives an additional $500 per month for serving as Board Chairman.  No additional amounts are payable to our directors for committee participation or special assignments.

     Termination of Employment and Change of Control Agreement

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item is incorporated by reference to information to be contained under the caption “Security Ownership of Management and Certain Beneficial Owners” in our 2008 proxy statement to be filed with the Securities and Exchange Commission.

Item 12. Certain Relationships and Related Transactions.

     There have been no material transactions involving $60,000 or more between us or our subsidiaries and/or our directors, executive officers or five percent stockholders other than compensatory arrangements that will be detailed in our 2008 proxy statement to be filed with the Securities and Exchange Commission.

Item 13. Exhibits and Reports on Form 8-K.

     Exhibits.

     Listed on page 33 hereof.

Item 14. Principal Accountant Fees and Services.

     Information required by this item is incorporated by reference to information to be contained under the caption “Principal Accounting Fees and Services” in our 2008 proxy statement to be filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GeNOsys, Inc.

Date: 2/28/2008                  By/s/John W. R. Miller

                                            John W. R. Miller, Jr., Director

                                            and Chief Executive Officer

Date: 2/28/2008                  By/s/Brett A. Blake

                                            Brett A. Blake

                                            President

Date: 2/28/2008                  By/s/Keith L. Merrell

                                            Keith L. Merrell

                                            Chief Financial Officer and

                                            Treasurer

Date: 2/28/2008                  By/s/Clark M. Mower

                                            Clark M. Mower, Director and

                                            Chairman of the Board

Date: 2/28/2008                  By/s/John P. Livingstone

                                            John P. Livingstone

                                            Director

EXHIBIT INDEX

Exhibit No.              Description of Exhibit

3.1

Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB filed May 14, 2002).

3.2

By-laws (Incorporated by reference to our Registration Statement on Form 10-SB filed May 14, 2002).

3.3

Amendment to the Articles of Incorporation dated September 12, 2005 (Incorporated by reference to Exhibit 3.3 of our Form 10-KSB, dated November 30, 2005).

3.4

Amendment to the By-Laws dated June 18th, 2004 (Incorporated by reference to Exhibit 3.4 of our Form 10-KSB, dated November 30, 2005).

14

Code of Ethics (Incorporated by reference to Exhibit 14 of our Form 10-KSB, dated November 30, 2005).

21

Subsidiaries (Incorporated by reference to Exhibit 21 of our Form 10-KSB, dated November 30, 2005).

Registration statement on Form 10-SB filed May 14, 2002, as amended on September 10, 2002, November 19, 2002 and December 9, 2002*

Annual Report on Form 10KSB for the year ended November 30, 2005 and filed on March 7, 2006*

Annual Report on Form 10KSB for the year ended November 30, 2006 and filed on March 15, 2007*

Current Report on Form 8-K dated January 22, 2008 and filed February 12, 2008*

*   Incorporated herein by reference.

31.1

Certification of John W. R. Miller under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Christie Melanie Woodruff Jones under Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of John W.R. Miller and Christie Melanie Woodruff Jones pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002