Form 10QSB
period 2008-02-29
GeNOsys, Inc.
filed 2008-04-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 11, 2008
Common Stock, $0.001 par value	45,910,276 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of February 29, 2008, and November 30, 2007

  4

Condensed Consolidated Statements of Operations

For the three months ended February 29, 2008, and February 28, 2007

  5

Condensed Consolidated Statements of Cash Flows

For the three months ended February 29, 2008, and February 28, 2007

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

14

Item 3:  Defaults upon Senior Securities

14

Item 4:  Submission of Matters to a Vote of Security Holders

14

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 29, 2008 (Unaudited)	November 30, 2007 (Audited)
Current assets:
Cash and cash equivalents	$123,795	$280,105
Prepaid expenses	11,465	3,872
Total current assets	135,260	283,977
Property and equipment, net of accumulated depreciation and amortization of $65,757 and $54,457, respectively	140,076	151,376
Patents, net of amortization of $4,546 and $3,237, respectively	53,941	39,189
TOTAL ASSETS	$329,277	$474,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,744	$13,151
Accounts payable, Related party	-	13,340
Accrued liabilities	54,493	14,307
Taxes payable	100	100
Total current liabilities	121,337	40,898
Total liabilities	121,337	40,898
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 45,910,276 and 45,881,600 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively	45,910	45,882
Additional paid-in capital	2,927,331	2,813,440
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(2,687,377)	(2,347,754)
Total stockholders’ equity	207,940	433,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,277	$474,542

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended		From Beginning of Development Stage (June 30, 2005) to February 29, 2008
		February 29, 2008	February 28, 2007

Revenues		$-	$-	$-

Cost of Sales		-	-	-

Gross margin		-	-	-
Operating expenses:
Research and development		173,868	88,101	1,393,325
General and administrative		167,711	115,794	1,444,334
Total operating expenses		341,579	203,895	2,837,659
Net income (loss) from operations		(341,579)	(203,895)	(2,837,659)
Other income (expense):
Interest income		1,956	8,475	81,774
Gain (Loss) on disposal of asset		-	(414)	(414)
Other income (expense)		-	100	100
Total other income (expense), net		1,956	8,161	81,460
	•
Net income (loss) before income taxes	•	(339,623)	(195,734)	(2,756,199)
	•
Provision for income taxes		-	-	(300)

Income (loss) from continuing operations		(339,623)	(195,734)	(2,756,499)

Discontinued operations:
Loss from discontinued operations, net of tax		-	-	(2,131)
Gain on disposal of discontinued operations, net of tax			-	71,253
		-

Net income (loss)		$(339,623)	$(195,734)	$(2,687,377)
Basic and diluted loss per share from continuing operations		$(.01)	$(.01)	$(.06)
Basic and diluted loss per share from discontinued operations		$-	$-	$-
Basic and diluted net loss per share		$(.01)	$(.01)	$(.06)
Basic and diluted weighted average number of common shares outstanding		45,895,824	45,668,031	45,114,384

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	From Beginning of Development Stage (June 30, 2005) to February 29, 2008
Cash flows from operating activities:
Net loss	$(339,623)	$(195,734)	$(2,687,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,608	10,262	70,789
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	-	414	414
Stock-based compensation	93,385	-	232,125
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	8,536	-	278,536
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(7,594)	16,359	(11,340)
Increase (Decrease) in accounts payable	40,253	19,336	66,743
Increase (Decrease) in accrued liabilities	40,186	(43,739)	54,393
Increase (Decrease) in tax payable	-	-	200
Net cash used in operating activities	(152,249)	(193,102)	(2,072,790)

Cash flows from investing activities:
Purchase of intangible assets	(16,061)	(3,455)	(58,190)
Purchase of equipment	-	(5,102)	(206,480)
Net cash provided by (used in) investing activities	(16,061)	(8,557)	(264,670)

Cash flows from financing activities:
Issuance of common stock for cash	12,000	-	2,433,104
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	12,000	-	2,413,327

Net increase (decrease) in cash	(156,310)	(201,659)	75,867
Cash at beginning of the period	280,105	904,715	47,928
Cash at end of the period	$123,795	$703,056	$123,795

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	-	-	200

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2007 Annual Report on Form 10-KSB. The results of operations for the three months ended February 29, 2008, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2008. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2007 Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of February 29, 2008, the Company had accounts payable and accrued liabilities totaling $121,337.  At February 29, 2008, the Company had cash and cash equivalents $123,795.  Management believes that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next twelve months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)

Recent Accounting Pronouncements

FAS 141(R) – In December 2007, the FASB issued FAS 141(R), “Business Combination” [“FAS 141(R)”], which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

FAS 160 – In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 is effective for fiscal years beginning after December 15, 2008.

FAS 161 – In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position or cash flows.  Based on that review, it believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an additional grant of 100,000 options to an employee resulting in a non-cash charge of $57,737.  In December 2007, the Board of Directors approved an additional grant of 600,000 options to a consultant resulting in a non-cash charge of $271,598.  All of these non-cash charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2007, and changes during the three months ended February 29, 2008, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Intrinsic Value
Outstanding at beginning of year	1,200,000	$ .66	9.68 years
Granted	600,000.72		9.98 years
Forfeited	-	-
Outstanding at February 29, 2008	1,800,000	$ .68	9.59 years	.09
Exercisable at February 29, 2008	275,000.66		9.59 years	.09
Non-vested at February 29, 2008	1,525,000.66		9.59 years	.09

The following table summarizes information about stock options outstanding at February 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Feb. 29, 2008	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Feb. 29, 2008	Wtd. Avg. Exercise Price

$ .66	1,100,000	9.37 years	$ .66	250,000	$ .66
$ .71	100,000	9.73 years	$ .71	25,000	$ .71
$ .72	600,000	9.98 years	$ .72	-	$ .72
	1,800,000.68			275,000.68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in fiscal year 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 68.88%.  The assumptions used for the December 3, 2007 grant were:  average risk-free interest rate of 3.89%,; expected live of 6.50 years; expected dividend yield of zero percent; expected volatility of 62.75%.  For the three months period ended February 29, 2008 and February 28, 2007, the Company recognized stock based compensation expense of $93,385 and $0, respectively.  As of February 29, 2008, total stock based compensation related to nonvested awards not yet recognized was $671,531 with a weighted average recognition period of 9.59 years.

The weighted-weighted average grant-date fair value of options granted during the three month period ended February 29, 2008, was $0.72.

(5)

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

(6)

(6)           Prepaid Expenses

Prepaid expenses consist primarily of payments made for consulting and professional fees which will be utilized within the next 90 to 120 days.

(7)

(7)           Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending February 29, 2008 and February 28, 2007 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Common Stock

The Company issued 17,141 shares of common stock for cash proceeds of $12,000.  On January 31, 2008, the Company issued 11,535 shares of common stock for services valued at $0.74 per share or $8,536 in total.

(a)

Subsequent Events

Subsequent to period ending, the Board of Directors authorized the issuance of 400,000 restricted shares of common stock to be sold through a private placement at $0.50 per share.  As of the date of the Company’s filing, no shares have been issued in connection with this authorization.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB Annual Report for the year ended November 30, 2007, and notes thereto.

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

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 18 months.

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

Results of Operations

The following table presents our results of operations for the three months ended February 29, 2008, and February 28, 2007:

	For the Three Months
	Ended
	Feb. 29, 2008	Feb. 28, 2007

Revenues	$-	$-

Cost of sales	-	-

Gross margin	-	-

Operating expenses:
Research and development	173,868	88,101
General and administrative	167,711	115,794

Total operating expenses	341,579	203,895

Net income (loss) from operations	(341,579)	(203,895)

Other income (expense):
Interest income	1,956	8,475
Gain (loss) on disposal of asset	-	(414)
Other income (expense)	-	100

Total other income (expense), net	1,956	8,161

Net income (loss) before income taxes	(339,623)	(195,734)

Provision (benefit) for income tax	-	-

Net income (loss)	$(339,623)	$(195,734)

During the three-month period ended February 29, 2008, we had a net loss of $339,623.  This compares to a net loss of $195,734 for the comparable period ended February 28, 2007.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $173,868 and $88,101, respectively, for the three-month periods ended February 29, 2008, and February 28, 2007.   The increase in research and development expenditures results from consulting fees and advisory board fees and for additional work on both the nitric oxide generator and the tablet formulation.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $167,711 and $115,794, respectively, for the three-month periods ended February 29, 2008, and February 28, 2007.  The increase results from the $93,385 non-cash charge expensed for stock-based compensation.  Excluding that charge, general and administrative expenses would have decreased by $41,468 in 2008 as compared to 2007.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to advance FDA approval of our products.

Total other income was $1,956 and $8,161 for the three-month periods ended February 29, 2008, and February 28, 2007.  This was primarily for interest on funds held in savings accounts.  The decrease results from decreased deposited funds on which interest is earned.  Cash funds have been declining due to investing in patents and equipment and to fund our operating loss

Financial Position

We had $123,795 in cash and cash equivalents as of February 29, 2008, representing a decrease of $156,310 from November 30, 2007.  Working capital as of February 29, 2008, was $13,923 compared to $243,079 as of November 30, 2007. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $152,249 was used for operating activities during the three months ended February 29, 2008.  This is a decrease of $40,853 as compared to the $193,102 used during the same period ended February 28, 2007.  Also, during the three months ended February 29, 2008, net cash of $16,061 was used for the purchase of intangible assets.  This compares with $8,557 used for the purchase of intangible assets and equipment for the same period ended February 28, 2007.   As of February 29, 2008, our current liabilities totaled $121,337, and we had working capital of $13,923.  As of February 29, 2008, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of February 29, 2008, we had accounts payable and accrued liabilities totaling $121,337.  At February 29, 2008, we had cash and cash equivalents of $123,795.  We believe that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

FAS 141(R) – In December 2007, the FASB issued FAS 141(R) “Business Combination” [“FAS 141(R)”], which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

FAS 160 – In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 is effective for fiscal years beginning after December 15, 2008.

FAS 161 – In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

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

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

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

Item 3A(T).  Controls and Procedures

(a)

Management’s Annual Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

(b)

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December, 2007, the Board of Directors approved stock options grants to purchase 600,000 shares of common stock to an advisory board member, resulting in a non-cash charge of $271,598, which is being expensed ratably over the shorter of the vesting period of the requisite service period of the stock option grant.  See Note 3 to our consolidated financial statements above.

In December 2007, we completed a private placement of 17,141 shares of common stock which provided net proceeds of $12,000.  In January 2008, we issued 11,535 shares of common stock for services valued at $0.74 per share or $8,536 in total.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us prior to the grant and purchase.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Subsequent to period ending, the Board of Directors authorized the issuance of 400,000 restricted shares of common stock to be sold through a private placement at $0.50 per share.  As of the date of our filing, no shares have been issued in connection with this authorization.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.  Other Information.

(a)

 None; not applicable.

(b)

Nominating Committee

During the quarterly period ended February 29, 2008, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

Annual Report on Form 10KSB for the year ended November 30, 2007 and filed on February 28, 2008*

*   Incorporated herein by reference.

31.1

Certification of John W. R. Miller under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of John W.R. Miller and Keith L. Merrell Jones pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 11, 2008	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: April 11, 2008	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)

16