Form 10QSB
period 2008-05-31
GeNOsys, Inc.
filed 2008-07-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 14, 2008
Common Stock, $0.001 par value	46,120,276 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of May 31, 2008, and November 30, 2007

 4

Condensed Consolidated Statements of Operations

For the three and six months ended May 31, 2008, and May 31, 2007

  5

Condensed Consolidated Statements of Cash Flows

For the three and six months ended May 31, 2008, and May 31, 2007

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

14

Item 3:  Defaults upon Senior Securities

14

Item 4:  Submission of Matters to a Vote of Security Holders

14

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2008 (Unaudited)	November 30, 2007 (Audited)
Current assets:
Cash and cash equivalents	$21,288	$280,105
Prepaid expenses	41,182	3,872
Total current assets	62,470	283,977
Property and equipment, net of accumulated depreciation and amortization of $77,091 and $54,457, respectively	129,763	151,376
Patents, net of amortization of $6,334 and $3,237, respectively	63,635	39,189
TOTAL ASSETS	$255,868	$474,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,726	$13,151
Accounts payable, Related party	-	13,340
Accrued liabilities	90,336	14,307
Taxes payable	-	100
Total current liabilities	147,062	40,898
Total liabilities	147,062	40,898
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 46,120,276 and 45,881,600 shares issued and outstanding at May 31, 2008 and November 30, 2007, respectively	46,120	45,882
Additional paid-in capital	3,126,237	2,813,440
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(2,985,627)	(2,347,754)
Total stockholders’ equity	108,806	433,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,868	$474,542

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Six Months		(June 30, 2005)
	Ended May 31,		Ended May 31,		To May 31,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	156,832	110,823	330,702	198,923	1,550,159
General and administrative	141,793	116,695	309,504	232,489	1,586,127

Total operating expenses	298,625	227,518	640,206	431,412	3,136,286

Net income (loss) from operations	(298,625)	(227,518)	(640,206)	(431,412)	(3,136,286)

Other income (expense):
Interest income	375	5,696	2,332	14,171	82,150
Gain (loss) on disposal of asset	-	-	-	(414)	(414)
Other income (expense)	-	-	-	100	100

Total other income (expense), net	375	5,696	2,332	13,857	81,836

Net income (loss) before income taxes	(298,250)	(221,822)	(637,874)	(417,555)	(3,054,450)

Provision (benefit) for income tax	-	-	-	-	300

Income (loss) from continuing
operations	(298,250)	(221,822)	(637,874)	(417,555)	(3,054,750)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(298,250)	$(221,822)	$(637,874)	$(417,555)	$(2,985,628)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.01)	$(.01)	$(.07)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.01)	$(.07)

Basic and diluted weighted average number of common shares outstanding	45,962,015	45,668,031	45,921,474	45,668,031	45,194,972

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2008	For the Six Months Ended May 31, 2007	From Beginning of Development Stage (June 30, 2005) to May 31, 2008
Cash flows from operating activities:
Net loss	$(637,874)	$(417,555)	$(2,985,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,731	21,586	83,912
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	-	414	414
Stock-based compensation	187,500	-	326,240
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	8,536	-	278,536
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(37,310)	45,231	(41,056)
Increase (Decrease) in accounts payable	43,575	27,905	56,725
Increase (Decrease) in related party liabilities	(13,340)	25,000	-
Increase (Decrease) in accrued liabilities	75,929	(44,432)	90,136
Increase (Decrease) in tax payable	-	-	200
Net cash used in operating activities	(347,253)	(341,851)	(2,267,794)

Cash flows from investing activities:
Purchase of intangible assets	(27,543)	(20,710)	(69,672)
Purchase of equipment	(1,021)	(18,200)	(207,501)
Net cash provided by (used in) investing activities	(28,564)	(38,910)	(277,173)

Cash flows from financing activities:
Issuance of common stock for cash	117,000	-	2,538,104
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	117,000	-	2,518,327

Net increase (decrease) in cash	(258,817)	(380,761)	(26,640)
Cash at beginning of the period	280,105	904,715	47,928
Cash at end of the period	$21,288	$523,954	$21,288

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	-	-	200
Stock issued for services	-	-	270,000

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2007 Annual Report on Form 10-KSB. The results of operations for the three and six months ended May 31, 2008, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2008. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2007 Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of May 31, 2008, the Company had accounts payable and accrued liabilities totaling $147,062.  At May 31, 2008, the Company had cash and cash equivalents $21,288.  Management believes that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)

Recent Accounting Pronouncements

FASB 162 – In May 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”).  FASB 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor,  that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  FASB 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

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

A summary of the status of the Company’s option plans as of December 1, 2007, and changes during the three months ended May 31, 2008, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at beginning of year	1,200,000	$.66	9.43 years
Granted	600,000.72		9.73 years
Forfeited	-	-
Outstanding at May 31, 2008	1,800,000	$ .68	9.34 years	.09
Exercisable at May 31, 2008	275,000.66		9.34 years	.09
Non-vested at May 31, 2008	1,525,000.66		9.34 years	.09

The following table summarizes information about stock options outstanding at May 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 31, 2008	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of May 31, 2008	Wtd. Avg. Exercise Price

$ .66	1,100,000	9.12 years	$ .66	250,000	$ .66
$ .71	100,000	9.48 years	$ .71	25,000	$ .71
$ .72	600,000	9.73 years	$ .72	-	$ .72
	1,800,000		$ .68	275,000	$ .68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in fiscal year 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 68.88%.  The assumptions used for the December 3, 2007 grant were:  average risk-free interest rate of 3.89%; expected live of 6.50 years; expected dividend yield of zero percent; expected volatility of 62.75%.  For the three and six month period ended May 31, 2008 the Company recognized stock based compensation expense of $187,500.  There were no stock based compensation expenses in the comparable periods in 2007.  As of May 31, 2008, total stock based compensation related to nonvested awards not yet recognized was $483,301 with a weighted average recognition period of 9.34 years.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending May 31, 2008 and 2007 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Common Stock

During the months of April and May, 2008, the Company issued 210,000 shares of common stock for cash proceeds of $105,000.

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

Results of Operations

The following table presents our results of operations for the three and six-month periods ended May 31, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended May 31,		Ended May 31,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	156,832	110,823	330,702	198,923
General and administrative	141,793	116,695	309,504	232,489

Total operating expenses	298,625	227,518	640,206	431,412

Net income (loss) from operations	(298,625)	(227,518)	(640,206)	(431,412)

Other income (expense):
Interest income	375	5,696	2,332	14,171
Gain (loss) on disposal of asset	-	-	-	(414)
Other income (expense)	-	-	-	100

Total other income (expense), net	375	5,696	2,332	13,857

Net income (loss) before income taxes	(298,250)	(221,822)	(637,874)	(417,555)

Provision (benefit) for income tax	-	-	-	-

Income (loss) from continuing operations	(298,250)	(221,822)	(637,874)	(417,555)
Discontinued operations:
Loss from discontinued operations,		-	-	-
net of tax	-

Gain on disposal of discontinued			-
operations, net of tax	-	-		-

Net income (loss)	$(298,250)	$(221,822)	$(637,874)	$(417,555)

Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.01)

For the Three Months Ended May 31, 2008 and 2007

During the three-month period ended May 31, 2008, we had a net loss of $298,250.  This compares to a net loss of $221,822 for the comparable period ended May 31, 2007.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $156,832 and $110,823, respectively, for the three-month periods ended May 31, 2008,

 and 2007.   The increase in research and development expenditures results from consulting fees and advisory board fees, for additional work on both the nitric oxide generator and the tablet formulation, and for non-cash stock-based compensation charges.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $141,793 and $116,695, respectively, for the three-month periods ended May 31, 2008, and 2007.  The increase results from the non-cash stock-based compensation charge.  Excluding that charge, general and administrative expenses would have decreased in 2008 as compared to 2007.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to bring our products to market.

Total other income was $375 and $5,696 for the three-month periods ended May 31, 2008, and 2007.  This was primarily for interest on funds held in savings accounts.  The decrease results from decreased deposited funds on which interest is earned.  Cash funds have been declining due to investing in patents and equipment and to fund our operating loss.

For the Six Months Ended May 31, 2008 and 2007

During the six-month period ended May 31, 2008, we had a net loss of $637,874.  This compares to a net loss of $417,555 for the comparable period ended May 31, 2007.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $330,702 and $198,923, respectively, for the six-month periods ended May 31, 2008 and 2007.   The increase in research and development expenditures results from consulting fees and advisory board fees, for additional work on both the nitric oxide generator and the tablet formulation, and for non-cash stock-based compensation charges.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $309,504 and $232,489, respectively, for the six-month periods ended May 31, 2008, and 2007.  The increase results from the non-cash stock-based compensation charge.  Excluding that charge, general and administrative expenses would have decreased in 2008 as compared to 2007.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to bring our products to market.

Total other income was $2,332 and $13,857 for the six-month periods ended May 31, 2008, and 2007.  This was primarily for interest on funds held in savings accounts.  The decrease results from decreased deposited funds on which interest is earned.  Cash funds have been declining due to investing in patents and equipment and to fund our operating loss.

Financial Position

We had $21,288 in cash and cash equivalents as of May 31, 2008, representing a decrease of $258,817 from November 30, 2007.  Working capital as of May 31, 2008, was $(84,592) compared to $243,079 as of November 30, 2007. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $347,253 was used for operating activities during the six months ended May 31, 2008.  This is an increase of $5,402 as compared to the $341,851 used during the same period ended May 31, 2007.  Also, during the six months ended May 31, 2008, net cash of $28,564 was used for the purchase of intangible assets and equipment.  This compares with $38,910 used for the purchase of intangible assets and equipment for the same period ended May 31, 2007.  As of May 31, 2008, our current liabilities totaled $147,062, and we had working capital of $(84,592).  As of May 31, 2008, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of May 31, 2008, we had accounts payable and accrued liabilities totaling $147,062.  At May 31, 2008, we had cash and cash equivalents of $21,288.  We believe that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

FASB 162 – In May 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”).  FASB 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor,  that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  FASB 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In April and May 2008, we sold 210,000 shares of common stock through a private placement, which provided net proceeds of $105,000.

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

Date: July 15, 2008	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller Chief Executive Officer and Director (Principal Executive Officer)
Date: July 15, 2008	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)

16