Form 10QSB
period 2008-08-31
GeNOsys, Inc.
filed 2008-10-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

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

Not applicable.

                                                                                                      1

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 14, 2008
Common Stock, $0.001 par value	46,343,276 shares

Documents Incorporated by Reference:  See Part II, Item 6.

Transitional Small Business Issuer Format:  Yes [   ]  No [X]

                                                                                                 2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of August 31, 2008, and November 30, 2007

  4

Condensed Consolidated Statements of Operations

For the three and nine months ended August 31, 2008, and August 31, 2007 and for the

                        period from beginning of Development Stage (June 30, 2005) through August 31, 2008                 5

                Condensed Consolidated Statements of Cash Flows

                        For the nine months ended August 31, 2008, and August 31, 2007 and for the period from the beginning of Development Stage (June 30, 2005) through August 31, 2008

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis or Plan of Operation

10

Item 3:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds

16

Item 3:  Defaults upon Senior Securities

16

Item 4:  Submission of Matters to a Vote of Security Holders

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

17

                                                                                                  3

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2008 (Unaudited)	November 30, 2007 (Audited)
Current assets:
Cash and cash equivalents	$3,956	$280,105
Prepaid expenses	41,069	3,872
Total current assets	45,025	283,977
Property and equipment, net of accumulated depreciation and amortization of $88,442 and $54,457, respectively	118,411	151,376
Patents, net of amortization of $8,205 and $3,237, respectively	61,764	39,189
TOTAL ASSETS	$225,200	$474,542
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$68,199	$13,151
Loans payable, Related party	40,000	13,340
Accrued liabilities	209,929	14,307
Taxes payable	-	100
Total current liabilities	318,128	40,898
Total liabilities	318,128	40,898
Stockholders’ equity (deficit):
Common stock, $.001 par value; 100,000,000 shares authorized, 46,193,276 and 45,881,600 shares issued and outstanding at August 31, 2008 and November 30, 2007, respectively	46,193	45,882
Additional paid-in capital	3,256,779	2,813,440
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(3,317,976)	(2,347,754)
Total stockholders’ equity (deficit)	(92,928)	433,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$225,200	$474,542

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Nine Months		(June 30, 2005)
	Ended August 31,		Ended August 31,		To August 31,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	185,129	120,163	515,832	319,086	1,735,288
General and administrative	147,152	122,907	456,656	355,396	1,733,279

Total operating expenses	332,281	243,070	972,488	674,482	3,468,567

Net income (loss) from operations	(332,281)	(243,070)	(972,488)	(674,482)	(3,468,567)

Other income (expense):
Interest income	47	3,332	2,379	17,503	82,198
Gain (loss) on disposal of asset	-	-	-	(414)	(414)
Other income (expense)	-	-	-	100	100

Total other income (expense), net	47	3,332	2,379	17,189	81,884

Net income (loss) before income taxes	(332,234)	(239,738)	(970,109)	(657,293)	(3,386,683)

Provision (benefit) for income tax	115	-	115	-	415

Income (loss) from continuing
operations	(332,349)	(239,738)	(970,224)	(657,293)	(3,387,098)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(332,349)	$(239,738)	$(970,224)	$(657,293)	$(3,317,976)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.02)	$(.01)	$(.07)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.01)	$(.07)

Basic and diluted weighted average number of common shares outstanding	46,148,787	45,668,031	46,002,850	45,668,031	45,252,720

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2008	For the Nine Months Ended August 31, 2007	From Beginning of Development Stage (June 30, 2005) to August 31, 2008
Cash flows from operating activities:
Net loss	$(970,224)	$(657,293)	$(3,317,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,954	34,200	97,135
Gain on the disposal of discontinued Operations	-	-	(71,253)
Loss on disposal of equipment	-	414	414
Stock-based compensation	281,616	56,431	420,355
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	8,536	-	278,536
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(37,197)	64,956	(40,943)
Increase (Decrease) in accounts payable	55,048	14,030	68,197
Increase (Decrease) in related party liabilities	(9,340)	-	4,000
Increase (Decrease) in accrued liabilities	195,622	(38,358)	209,829
Increase (Decrease) in tax payable	(100)	-	100
Net cash used in operating activities	(437,085)	(525,620)	(2,357,626)

Cash flows from investing activities:
Purchase of intangible assets	(27,543)	(33,634)	(69,672)
Purchase of equipment	(1,021)	(18,200)	(207,501)
Net cash provided by (used in) investing Activities	(28,564)	(51,834)	(277,173)

Cash flows from financing activities:
Issuance of common stock for cash	153,500	-	2,574,604
Proceeds from related party loans	36,000	-	36,000
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	189,500	-	2,590,827

Net increase (decrease) in cash	(276,149)	(577,454)	(43,972)
Cash at beginning of the period	280,105	904,715	47,928
Cash at end of the period	$3,956	$327,261	$3,956

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	-	-	200
Stock issued for services	8,536	-	278,536

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2007, Annual Report on Form 10-KSB. The results of operations for the three and nine months ended August 31, 2008, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2008. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2007, Annual Report on Form 10-KSB.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of August 31, 2008, the Company had accounts payable and accrued liabilities totaling $318,128.  At August 31, 2008, the Company had cash and cash equivalents $3,956.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)          Recent Accounting Pronouncements

FAS 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  The Company is evaluating the impact of the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

FAS 159 - In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

FAS 141(R) - In December 2007, the FASB issued FAS 141(R), “Business Combination” (“FAS 141(R)”), which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

FAS 160 - In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 is effective for fiscal years beginning after December 15, 2008.

FAS 161 - In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

FASB 162 - In May 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”).  FASB 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  FASB 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411.

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

A summary of the status of the Company’s option plans as of December 1, 2007, and changes during the nine months ended August 31, 2008, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at beginning of year	1,200,000	$.66	9.18 years
Granted	600,000.72		9.48 years
Forfeited	-	-
Outstanding at August 31, 2008	1,800,000	$ .68	9.09 years	.09
Exercisable at August 31, 2008	601,666.66		9.09 years	.09
Non-vested at August 31, 2008	1,198,334.66		9.09 years	.09

The following table summarizes information about stock options outstanding at August 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 31, 2008	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of August 31, 2008	Wtd. Avg. Exercise Price

$ .66	1,100,000	8.87 years	$ .66	576,666	$ .66
$ .71	100,000	9.23 years	$ .71	25,000	$ .71
$ .72	600,000	9.48 years	$ .72	-	$ .72
	1,800,000		$ .68	601,666	$ .68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants in fiscal year 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 68.88%.  The assumptions used for the December 3, 2007 grant were:  average risk-free interest rate of 3.89%; expected live of 6.50 years; expected dividend yield of zero percent; expected volatility of 62.75%.  For the three and nine month period ended August 31, 2008 the Company recognized stock based compensation expense of $94,116 and $281,616, respectively.  The stock based compensation expenses in 2007 began during the quarter ended August 31, 2007, which charges were $56,431.  As of August 31, 2008, total stock based compensation related to nonvested awards not yet recognized was $483,300 with a weighted average recognition period of 9.09 years.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending August 31, 2008 and 2007 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Common Stock

During the nine months ended August 31, 2008, the Company issued 300,141 shares of common stock for which it received cash proceeds of $153,500, and 11,535 shares of common stock in payment for services valued at $8,536.

(9)

Related Party Transactions

During the fiscal quarter ended August 31, 2008, the Company borrowed $36,000 from a related party in order to meet operating needs until additional funding has been obtained.  In addition, a shareholder paid $4,000 in expenses on behalf of the Company.  This borrowing is short term in nature, to be repaid when sufficient funds are raised in the Company’s behalf, and does not bear interest.

(10)

Subsequent Events

On September 16, 2008, the Board of Directors authorized the issuance of 150,000 shares of common stock to Alliance Advisors, LLC for consulting services to be rendered during the following 12 months.   On October 8, 2008, the stock was issued to Alliance Advisors, LLC.

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

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 15 months.

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

Results of Operations

The following table presents our results of operations for the three and nine month periods ended August 31, 2008, and 2007:

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	185,129	120,163	515,832	319,086
General and administrative	147,152	122,907	456,656	355,396

Total operating expenses	332,281	243,070	972,488	674,482

Net income (loss) from operations	(332,281)	(243,070)	(972,488)	(674,382)

Other income (expense):
Interest income	47	3,332	2,379	17,503
Gain (loss) on disposal of asset	-	-	-	(414)
Other income (expense)	-	-	-	100

Total other income (expense), net	47	3,332	2,379	17,189

Net income (loss) before income taxes	(332,234)	(239,738)	(970,109)	(657,293)

Provision (benefit) for income tax	115	-	115	-

Net income (loss)	$(332,349)	$(239,738)	$(970,224)	$(657,293)

Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.01)

For the Three Months Ended August 31, 2008 and 2007

During the three month period ended August 31, 2008, we had a net loss of $332,349.  This compares to a net loss of $239,738 for the comparable period ended August 31, 2007.  Net loss per common share for each of the three month periods was $(.01).

Research and development (“R&D”) expenses were $185,129 and $120,163, respectively, for the three month periods ended August 31, 2008, and 2007, an increase of $64,966.   The increase results from non-cash stock-based compensation charges, which were $15,488 higher in the 2008 period, from consulting and advisory board fees, and for additional work on both the nitric oxide generator and the tablet formulation to bring them to finalization.  As the work on document preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $147,152 and $122,907, respectively, for the three month periods ended August 31, 2008, and 2007, an increase of $24,245.  The increase results from the non-cash stock-based compensation charge, which were $22,287 higher in 2008 than in the comparable 2007 period.  Excluding that charge, general and administrative expenses would have remained flat in 2008 as compared to 2007.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to fund our operations and bring our products to market.

Total other income was $47 and $3,332 for the three month periods ended August 31, 2008, and 2007.  In both periods this represents interest on funds held in savings accounts.  The decrease results from decreased deposited funds on which interest is earned.  Cash funds have been declining due to investment in patents and equipment and the funding of our operating loss.

For the Nine Months Ended August 31, 2008 and 2007

During the nine month period ended August 31, 2008, we had a net loss of $970,224.  This compares to a net loss of $657,293 for the comparable period ended August 31, 2007.  Net loss per common share for these periods was $(.02) and $(.01), respectively.

Research and development (“R&D”) expenses were $515,832 and $319,086, respectively, for the nine month periods ended August 31, 2008, and 2007.   A significant portion of the $196,746 increase in research and development expenditures results from higher non-cash stock-based compensation charges in 2008, which exceeded the 2007 charge by $92,326.  Increases were also seen in consulting fees and advisory board fees for additional work on both the nitric oxide generator and the tablet formulation.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $456,656 and $355,396, respectively, for the nine month periods ended August 31, 2008, and 2007.  The increase results from the non-cash stock-based compensation charges, which were $132,859 higher in 2008 than 2007.  Excluding that charge, general and administrative expenses would have decreased by $31,599 in 2008 as compared to 2007.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to fund operations and bring our products to market.

Total other income was $2,379 and $17,189 for the nine month periods ended August 31, 2008, and 2007.  This is comprised primarily of interest earned on funds held in savings accounts.  The decrease results from decreased deposited funds on which interest is earned.  Cash funds have been declining as we invest in patents and equipment and fund our operating loss.

Financial Position

                 We had $3,956 in cash and cash equivalents as of August 31, 2008, representing a decrease of $276,149 from November 30, 2007.  Working capital as of August 31, 2008, was $(273,103) compared to $243,079 as of November 30, 2007. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $437,085 was used for operating activities during the nine months ended August 31, 2008.  This is a decrease of $88,535 as compared to the $525,620 used during the same period ended August 31, 2007.  Also, during the nine months ended August 31, 2008, net cash of $28,564 was used for the purchase of intangible assets and equipment.  This compares with $51,834 used for the purchase of intangible assets and equipment for the same period ended August 31, 2007.  As of August 31, 2008, our current liabilities totaled $318,128, and we had working capital of $(273,103).  As of August 31, 2008, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of August 31, 2008, we had accounts payable and accrued liabilities totaling $278,128, and loans payable to related parties of $40,000.  At August 31, 2008, we had cash and cash equivalents of $3,956.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.

FAS 159 - In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

FAS 141(R) – In December 2007, the FASB issued FAS 141(R), “Business Combination” (“FAS 141(R)”), which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

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

FAS 161 – In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

FASB 162 – In May 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”).  FASB 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor,  that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  FASB 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the months of June, July and August 2008, we sold 73,000 shares of common stock through a private placement, which provided net proceeds of $36,500.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.  Other Information.

(a)

 None; not applicable.

(b)

Nominating Committee

During the quarterly period ended August 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

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

Date: October 14, 2008	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller Chief Executive Officer and Director (Principal Executive Officer)
Date: October 14, 2008	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)

17