Form 10-K
period 2008-11-30
GeNOsys, Inc.
filed 2009-03-16
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2008

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-49817

GENOSYS, INC.

(Exact Name of Registrant as specified in its Charter)

Utah	87-0671592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

280 W. Riverpark Drive, Provo, UT 84604

(Address of Principal Executive Offices)

Registrant’s Telephone Number, including area code:  (801) 623-4751

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [   ]     No  [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  [   ]    No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]     No  [ X ]

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock presently held by non-affiliates is $2,847,024, based on 14,984,336 shares held by non-affiliates.  These shares were valued at the last trade of the Registrant’s common stock on the OTCBB on March 12, 2009, of $0.19 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 12, 2009, the Registrant had 47,666,774 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

Form 10-K

GeNOsys, Inc.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   12

Item 2.  Properties

   12

Item 3.  Legal Proceedings

   13

Item 4.  Submission of Matters to a Vote of Security Holders

   13

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

     Issuer Purchases of Equity Securities

   14

Item 6.  Selected Financial Data

   17

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results

     of Operations

   18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   22

Item 8.  Financial Statements and Supplementary Data

   23

Item 9.  Changes in and Disagreements with Accountants on Accounting and

     Financial Disclosures

   39

Item 9A(T).  Controls and Procedures

   39

Item 9B.   Other Information

   40

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

   41

Item 11.  Executive Compensation

   44

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     And Related Stockholder Matters

   47

Item 13.  Certain Relationships and Related Transactions, and Director Independence

   50

Item 14.  Principal Accountant Fees and Services

   50

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   52

Forward-Looking Statements

     When used in this Annual Report on Form 10-K, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements specifically include, but are not limited to, our expectations regarding strategic business initiatives, our intentions to defend our intellectual property rights, continue our research and development, seek regulatory approvals and plans regarding sales and marketing.

     We caution readers not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report, are based on certain assumptions and expectations which may or may not be valid or actually occur and which involve various risks and uncertainties, including but not limited to competitive products and pricing, difficulties in product development, commercialization and technology, changes in the regulation of healthcare products, a failure to timely obtain Food and Drug Administration (“FDA”) or other necessary approvals to sell future products and other risk described elsewhere herein.  If and when product sales commence, sales may not reach the levels anticipated.  As a result, our actual results for future periods could differ materially from those anticipated or projected.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1.  Business.

Business Development

     References to our “Company,” “our,” “we,” “us” and words of similar import refer to GeNOsys, Inc. (“GeNOsys”), a Utah corporation, formerly known as “The Autoline Group, Inc.”, and our wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation (“GeNOsys Nevada”), as applicable.  Our current operations are conducted through GeNOsys.

     GeNOsys, Inc. (“GeNOsys Nevada”) was incorporated under the laws of the State of Nevada on June 30, 2005.  The Company was organized for the purpose of developing and commercializing a method to produce medical grade nitric oxide gas on demand at a significantly reduced price.

     On August 18, 2005, GeNOsys Nevada entered into a Merger Agreement with The Autoline Group, Inc. (“Autoline”), a Utah corporation incorporated June 29, 2001, and publicly traded on the over-the-counter bulletin board market (“OTCBB”), whereby the shareholders exchanged 100 percent of their equity interest on a 1 for 1 basis for comparable equity securities of Autoline.  The legal capital structure of the business combination has GeNOsys Nevada being the wholly owned subsidiary of Autoline.  As the business combination is accounted for as a reverse takeover, GeNOsys Nevada is deemed to be the acquirer of Autoline.  Upon the closing of the Merger Agreement, the name of the Company was changed to “GeNOsys, Inc.” (“GeNOsys”), and the Company’s trading symbol on the OTCBB changed to “GNYS.”

Description of the Business

     We are a medical research and development company specializing in pharmaceutical, bio-technical and medical gas generating systems.  The primary gas our systems will generate is medical grade nitric oxide, along with other various combinations of beneficial medical gases suitable for the treatment of human diseases.

     Non-medical grade nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced.  Its presence limits the size of the dose of nitric oxide gas that can be administered for prospective uses in both humans and animals.

     We have developed a proprietary compound formulation that will be utilized to produce medical grade nitric oxide gas in our desktop and portable generators.  Management believes that with the further refinement of our proprietary formulation, we can make or filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and at a price substantially less than that of all currently available technologies.

     Our current generator models are capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use. We are continuing to further develop our generators and our proprietary compound formulation for high production quantities and consistency.  The product must have a known shelf life and be available in various configurations to produce known concentrations and volumes of gas.  Packaging is another critical developmental process that we are addressing. Management plans to rely on outside contractors to achieve these objectives.

     We estimate that non-clinical laboratory sales could take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our desktop generator earlier into the market as laboratory equipment will pave the way for sales of our medical generators and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will not be sufficient to fund the substantial costs of the FDA approval process for human medical uses.  We expect that contributions from laboratory sales will be able to cover all or part of our manufacturing and set-up costs and contribute to our overall profitability in due time, but believe that we will also require additional funding, which we are currently working to secure.

     All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States, and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will ever be obtained.  Management hopes to reduce the time for regulatory approval by certain strategic approaches that are proprietary.

     Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company and to:

•

manufacture and sell medical grade nitric oxide generators and tablets for use in the relief of human diseases;

•

offer value added services such as custom generators adapted for the treatment of various diseases;

•

hire staff both currently identified and unidentified to implement our business model; and

•

obtain FDA approval of our generating systems.

     Principal Products or Services and Their Markets

     Our principal products are our patented nitric oxide gas generators and our proprietary nitric oxide producing tablet medium.  It is our objective to be the major world supplier of medical grade nitric oxide gas to end users, in both the domestic and international markets.

     We will target the treatment of tuberculosis (“TB”) as our initial market.  There are a number of factors which entered into this decision.

•

TB has high visibility and priority with the World Health Organization (“WHO”) and other international organizations

•

New drugs are needed to combat the growing worldwide health threat TB presents, particularly multi-drug  resistant TB (“MDR-TB”) and extensively drug-resistant TB (“XDR-TB”).

•

WHO has funding with which to conduct human clinical trials, relieving us of much of the cost burden for those trials

•

Data obtained from treatment of TB can be utilized in a submission to the FDA for approval

•

TB patients often are concurrently infected with other diseases.  Treating TB patients will provide valuable data on the effectiveness of nitric oxide for additional applications

•

Successful completion of clinical trials with WHO will provide an immediate market for our products

     The 2010 market for all anti-TB drugs is projected by The Global Alliance for TB Drug Development (“The TB Alliance”) to be between $612 million and $670 million with the potential market for a new anti-TB drug estimated to be between $316 million and $345 million. The TB market provides a number of significant advantages as the initial target market.  WHO and The TB Alliance have made the development of a new anti-TB drug one of their highest priorities in order to halt the world health threat posed by TB, particularly MDR-TB and XDR-TB.  The TB Alliance has a diverse donor base comprising private foundations and enterprises, governments and multilateral donors.  Major contributors include the Bill & Melinda Gates Foundation, the Rockefeller Foundation, Irish Aid, the UK Department of International Development, the Netherlands Ministry of Foreign Affairs, and the United States Agency for International Development.

     The current treatment regimen adopted by The TB Alliance and WHO is the directly observed treatment, short-course (“DOTS”).  Utilizing this treatment method, patients are brought into hospitals and clinics for two weeks, during which time medical personnel directly observe the patient taking the prescribed medications.  To incentivize patients to enter the DOTS treatment program, they are paid while at the clinic or hospital and, upon leaving, are provided additional money and food.  However, DOTS is cumbersome and labor intensive, particularly because currently available anti-TB drugs require a minimum treatment of 6 months.  Many patients experience unpleasant side effects which are common with patients on antibiotic regiments, such as digestive problems and diarrhea, and adherence with the relatively long course of treatment is poor.  Such non-adherence commonly leads to treatment failure and the development of drug resistance.

     Recognizing the limitations and problems of the DOTS program, WHO and The TB Alliance will incentivize and make available funding to organizations which can develop new anti-TB drugs, particularly new drugs that offer at least one of these three improvements over DOTS:.

1.

Shorten the total duration of effective treatment and/or significantly reduce the total number of doses needed to be taken under DOTS supervision.

2.

Improve the treatment of MDR-TB, which cannot be treated with current anti-TB drugs, and/or

3.

Provide a more effective treatment of latent TB infection, which is essential for eliminating TB.

     It is the belief of management that our nitric oxide treatment method will meet all three of the above criteria.

     WHO has clinics currently available at which human trials can be conducted.  If approved, WHO and The TB Alliance will fund and provide personnel for those clinical trials.  Partnering with these organizations not only reduces the cost to us of such trials but, with the support of these organizations, the time to market of a successful new anti-TB drug can be significantly shortened.  Approval of the project for clinical trials will enable us to begin generating revenue in tandem with the trials, as the tabletop (“GeNOx-B”) and portable (“GeNOx-P”) nitric oxide generators and the nitric oxide producing tablets used in the trials would be purchased by WHO and The TB Alliance for those trials.  We would provide personnel to oversee the testing and compile the clinical data. Anticipating successful results from these clinical trials, we project to begin generating revenue from the TB market in 2010.  This provides a much shorter time to revenue than were another application selected.  In addition, it is anticipated that WHO and The TB Alliance will become the distribution channel for this new anti-TB drug, significantly reducing the cost of our having to establishing an expensive sales force and distribution channel.

     Approval of the project for clinical trials will enable the Company to begin generating revenue in tandem with the trials, as we expect that GeNOx-B and GeNOx-P nitric oxide generators and the nitric oxide producing tablets used in the trials would be purchased by WHO and The TB Alliance for those trials.

     While TB will be the initial market targeted for the aforementioned reasons, nitric oxide is not a single indication or single market drug.  Nitric oxide has antifungal, antiviral and antibacterial properties, and recently many research laboratories have begun research and development programs where nitric oxide gas is an integral part of the development of new drugs.  To date, research and subsequent treatment regimens have been held hostage by the high cost of cylinder medical grade nitric oxide gas.  We believe that the availability of on-site and on-demand production of our low cost medical grade nitric oxide gas will result in a revolution in treatment of both common and lethal diseases.  Preliminary research in a number of diseases, wound care, and other applications has had positive results and show promise for new treatment methods utilizing medical grade nitric oxide gas.

      Our business plan includes a multi-track process of FDA and ISO 13485:2003 approvals. Data generated from the clinical trials conducted under the supervision of The TB Alliance and WHO will be conducted under protocols which conform to FDA requirements and will then be used in the our multi-track process of submitting and obtaining such FDA and ISO 13485:2003 approvals.  We believe that WHO and The TB Alliance will provide their advisory and consulting expertise in assisting us in obtaining such approvals.

     Our patented GeNOsys Nitric Oxide System is unique in its ability to produce medical grade nitric oxide gas on site and on demand.  The compressed cylinder gas method currently used to administer nitric oxide gas is expensive, charged at the rate of $125 per hour, up to a maximum of $12,000 per month per patient.  The compressed gas cylinders are heavy, hard to transport and store, and dangerous.  In addition, once used, they must be stored prior to being shipped back to be re-filled.  Freight and storage costs are burdensome.  The most significant problem, however, is the cost currently charged in the US for medical grade nitric oxide gas.  As a result, research has been minimal for a medical gas that has potential to treat a wide range of diseases.

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

     Distribution Methods of the Products or Services

     In the United States, the FDA restricts sales of drugs that do not meet their approval.  Our strategy will be to use the data generated from the TB clinical trials to obtain FDA approval.  After FDA approval, we will choose appropriate distributors who have complimentary lines of products.  Because of the nature of the FDA approval process, there can be no assurance as to the actual timing or success of the product commercialization.

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

     Competitive Business Conditions

     We are entering the medical device and therapy business.  Although competitive, there are certain protections allowed an FDA approved drug.  When approval is given, by default, other competitors are excluded because of the high costs of obtaining the approval as well as the futility of duplicating the same drug application, as investment in the same drug would be unprofitable duplication.  Patents also inhibit competition.  Patents held on our generators, coupled with lower production costs of medical grade nitric oxide gas, may inhibit competitors from entry into the market.

     Regardless, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies, including our generators and our proprietary compound formulation of tablets utilized to produce medical grade nitric oxide gas.  For risks associated with patent rights and other proprietary rights, see the Risk Factor, “We Face Intense Competition in the Markets Targeted by Our Products;” “Most All of Our Competitors Have Substantially Greater Resources than We Do and Have Been in Business Longer Than We Have;” and “We Expect That All of Our Products Candidates under Development Will Face Intense Competition from Existing or Future Drugs or Applications, Many of Which May Rely on Nitric Oxide as a Primary Source,” below, under the caption “RISK FACTORS.”  Nitric oxide is sold commercially by most major gas companies as a specialty gas mixture and calibration gas.  Most of these gases are not medical use gases. The major competitors in this industry are Praxair (Union Carbide), Airgas, Air Liquide (Liquid Air), AGA (Europe), British Oxygen and Mattheson Gas.

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

     Sources and Availability of Raw Materials and Names of Principal Suppliers

     The chemical substances that make up our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators are common substances that are available from a number of sources.

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

•

Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004; and

•

Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     Management intends to continue filing patent applications or other applications that may protect our proprietary compound formulation of tablets that will be utilized to produce nitric oxide gas in our generators as the need arises. Following further development of our generators and proprietary compound formulation, we anticipate filing additional patent applications in the United States, Canada and other foreign countries, as appropriate.

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

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing required for the commercialization of our generators and our nitric oxide tablet product.  Human use of either will require regulatory approval by governmental agencies prior to commercialization.  Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking and obtaining these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources.  Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Our policy will be to conduct our research and development activities in compliance with current FDA guidelines, and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

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

     It is not presently anticipated that we will be manufacturing our generators or our nitric oxide tablet; we intend to develop our products through testing and then to contract the manufacture, sale or license of those products.

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

     We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; sales of in excess of 5% of our outstanding securities; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; certain changes in our directors and executive officers; and bankruptcy) in a current report on Form 8-K.

     Smaller Reporting Company

     Effective February 4, 2008, the Securities and Exchange Commission adopted a new system of disclosure rules for smaller companies that file periodic reports with the Securities and Exchange Commission.  The Securities and Exchange Commission defines a smaller reporting company as an issuer that has a common equity public float of less that $75 million.  We are deemed to be a “smaller reporting company.”

     Research and Development

     We have not commenced planned principal operations.  The development of our business plan and our Plan of Operation will require substantial expenditures for research and development of our products, including our generator and our proprietary tablet formulation for production of nitric oxide gas.  See the Part II, Item 7, below, specifically, the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  It is estimated that our predecessors expensed approximately $900,000 in research and development of our Technology Rights that we acquired under the merger with GeNOsys Nevada.

     Cost and Effects of Compliance with Environmental Laws

     We do not anticipate any material expense for compliance with environmental laws in connection with our planned or contemplated business operations, as our plan is to use contractors well versed in dealing with the applicable hazards associated with producing and packaging nitric oxide gas and other pharmaceuticals.  See the Part II, Item 7, below, specifically, the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Number of Employees

     We currently have four employees and will consider our employment needs as business developments require. We anticipate filling most of our needs for services, other than core employees, through contract organizations and outside agreements with suppliers of services in the industries of our planned business operations as may be required.

Item 1A.  Risk Factors

     As a smaller reporting company, we are not required to provide information under this item.

Item 2.  Properties.

     Our executive offices are located at 280 W. Riverpark Drive, Provo, Utah 84604.  We lease approximately 2,600 square feet at a lease price of $4,850 per month.  The lease agreement provides for increases of 2.5% on each anniversary date of the agreement term.  At November 2008, the monthly building lease is approximately $5,110 per month with an additional $1,800 per month due for common area maintenance.  Our lease is for a period of five years, commencing in November, 2006.  In addition, our original facility space, located at 5063 Riverpark Way, Provo, Utah 84604 is being utilized for our research and development.  It is a month-to-month lease with a monthly payment of $1,600.

     Our current office space will not be adequate to meet the needs of our expected growth.  We will need to acquire additional office and/or laboratory facilities in the future to facilitate additional personnel and enable us to execute our business plan.

Item 3.  Legal Proceedings.

     We are not a party to any pending legal proceeding and, to the knowledge of management no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours, or owner of record of beneficially more than five percent of our common stock, is a party adverse to us or has a material interest adverse to us in any proceeding.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     We had no matters submitted to a vote of security holders during the fiscal year ended November 30, 2008.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Market Information

     Our common stock is traded on the “OTC Bulletin Board” of the Financial Industry Regulatory Authority (“FINRA”) under the symbol “GNYS.”  The following table sets forth the high and low bid information of our common stock for the periods indicated.  The price information contained in the table was obtained from Google Finance.  Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and that the quotations may not necessarily represent actual transactions in the common stock.  Resales of “restricted securities” may have an adverse effect on the market for our common stock, and all principal stockholders of shares of our common stock have presently satisfied the holding period requirements of Rule 144 of the Securities and Exchange Commission.  See the heading “Rule 144” below and Part III, Item 12.

STOCK QUOTATIONS (BID) *

	2008		2007
Quarter ended	High	Low	High	Low

February 28	$1.01	$0.60	$1.45	$0.86

May 31	$0.90	$0.51	$0.94	$0.60

August 31	$0.70	$.35	$0.76	$0.60

November 30	$0.55	$0.15	$0.85	$0.58

*    The future sale of our presently outstanding “restricted securities” (common stock) by present members of management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Rule 144” below and Part III, Item 12.

Rule 144

The following is a summary of the current requirements of Rule 144:

Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

     Holders of Record

     At March 12, 2009, there were approximately 214 holders of record of our common stock.  The number of holders of record was calculated by reference to our stock transfer agent’s books.

     Dividend Policy

     To date, we have not paid dividends on our common stock.  The payment of dividends on our common stock, if any, is at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial condition, and other relevant factors.  See Item 7 -  “Management’s Discussion and Analysis or Financial Condition and Results of Operations.”  We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in our operations.

     Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2008.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,800,000	$ 0.68	1,200,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,800,000	$ 0.68	1,200,000

     2007 Stock Option Plan

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by our Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by our stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  The Stock Plan was approved by a vote of stockholders at the Annual Meeting held June 27, 2007.  The Stock Plan allows the Board of Directors, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.

     The Plan became effective upon the date of shareholder approval and shall continue in effect for a term of ten (10) years, unless terminated.  The maximum aggregate number of shares of common stock that may be sold under the Plan is 3,000,000 shares.  The term of each option and its exercise price shall be stated in an option agreement; provided that the term does not exceed ten (10) years from the date of grant.  The plan provides that a grant of a stock option to an employee shall have an exercise price no less than the fair market value of a share of common stock on the date on which the option is granted.  As a condition of the grant, vesting or exercise of an option granted under the Plan, the participant shall be required to satisfy any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the grant, vesting or exercise of the option or the issuance of shares.

     The Plan is to be administered by our Compensation Committee.  Until a Compensation Committee is formed, our Board of Directors will administer the Plan.  The Board may from time to time increase the size of any Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee.  The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

     Non-statutory stock options may be granted to employees, directors and consultants who have the capacity to contribute to the success of the company.  Incentive stock options may be granted only to employees, provided that employees of affiliates shall not be eligible to receive incentive stock options.

     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

     On January 31, 2008, the Board of Directors consented to the issuance of 11,535 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $8,536 ($0.74 per share).

     On or about November 30, 2008, we completed the private sale of 423,639 shares of our common stock at a price of $0.50 per share for aggregate net proceeds of $205,526.

     On September 16, 2008, the Board of Directors consented to the issuance of 160,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $67,500 ($0.45 per share).

     On December 31, 2008, our Board of Directors approved the issuance of 1,000,000 shares of our common stock to Smith Consulting Services, Inc. (“SC”) for services rendered.  The closing price of the stock on December 31, 2008, was $0.20 per share, resulting in a $200,000 non-cash charge, which we will record in the first quarter of 2009.

     On March 6, 2009, our Board of Directors approved the issuance of 200,000 shares of our common stock in a private placement.  Net proceeds of $20,000 were received from this private placement transaction.

     We issued these securities to persons who were either “accredited investors,” or “sophisticated investors,” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Section 18 of the Securities Act preempts state registration requirements for sales to “accredited investors.”

     Use of Proceeds of Registered Securities

     There have been no sales of registered securities by us.

     Purchases of Equity Securities by Us and Affiliated Purchasers

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended November 30, 2008

Item 6.  Selected Financial Data

     As a smaller reporting company, we are not required to provide information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read in conjunction with the financial statements and notes included in this report as Part II, Item 8.

     Overview

     We are in the development stage and have incurred cumulative net losses since inception.  We incurred negative cash flows from operating activities of $510,622 and $721,217 for the years ended November 30, 2008, and 2007, respectively.  Our products are in the development stage and are subject to regulatory approval by the FDA.  Although we are confident that the products under development will be successfully tested and commercialized, there can be no assurance that such approvals will be received.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or licensing agreements and royalties.  We cannot assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.  We completed the private sale of 3,964,031 shares (this amount includes 64 shares for rounding) of our common stock at a price of $0.60 per share for aggregate gross proceeds of approximately $2.38 Million during November, 2005.  During November 2007, we completed the private sale of 213,569 shares of our common stock at a price of $0.70 per share for aggregate gross proceeds of $149,500, and in 2008, we made a private placement of an additional 423,639 shares of our common stock, which sale generated net proceeds of $205,949.  Substantial additional funds will still be required if we are to reach our goals that are outlined above.  We currently have no arrangements or understandings that will assure that we can successfully raise any additional funds that may be required.

     Our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of losses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully complete the development and commercialization of our products and, once in the marketplace, to generate sufficient revenues to achieve positive cash flow and profitability.

Financial Position

     The table below presents a summary of our consolidated balance sheets at November 30, 2008, and 2007.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Nov. 30, 2008	Year ended Nov 30, 2007	Increase (Decrease)
Cash and cash equivalents	$ 4,368	$ 280,105	$ (275,737)
Total current assets	98,762	283,977	(185,215)
Total assets	265,857	474,542	(208,685)
Total current liabilities	493,647	40,898	452,749
Deficit accumulated during the development stage	(3,612,298)	(2,347,754)	(1,264,545)
Total stockholders’ equity (deficit)	$ (227,790)	$ 433,644	$ (661,414)

     We had $4,368 in cash as of November 30, 2008.  This is a decrease of $275,737 from November 30, 2007.  We had negative working capital of $(394,885) at November 30, 2008, as compared to positive working capital of $243,079 at November 30, 2007.  This decrease was largely due to the operating loss for the fiscal year, coupled with capital expenditures and the lack of significant new funding.

Results of Operations

Year Ended November 30, 2008, Compared to Year Ended November 30, 2007

     During the years ended November 30, 2008, and 2007, we had no revenue or related cost of sales.

	Year Ended November 30, 2008	Year Ended November 30, 2007	Increase (Decrease)
Research and Development (excludes $131,662 and $33,747 of non-cash stock compensation expense in 2008 and 2007)	$511,824	$ 455,579	$56,245
General and Administrative (excludes $189,464 and $104,993 of non-cash stock compensation expense in 2008 and 2007)	433,882	395,408	38,474
Stock-based compensation expense	321,126	138,740	182,386
Total operating expenses	1,266,832	989,727	277,105

Net loss	$(1,264,545)	$(968,454)	$(296,091)

     Research and development expenses (“R&D”) for the years ended November 30, 2008, were $511,824, which excludes $131,662 of stock-based compensation expense.  R&D expenses for the year ended November 30, 2007, were $455,579, which excludes $33,747 of stock-based compensation expense.  The expense level in 2008 increased by $56,245 compared to 2007 expense level.  The increase in 2008 expense is attributable to a $135,000 increase in consultant expenses, offset in part by reductions in a number of other expense areas.   It is anticipated that R&D expenses will significantly increase as final design work on the generator is completed, the formulation of the tablet is finalized, test projects are initiated and the development work required for commercialization escalates.

     General and administrative expenses for the year ended November 30, 2008, were $433,882, which excludes $189,464 of stock-based compensation expense, compared to $395,408, excluding $104,993 in stock-based compensation charges, for the year ended November 30, 2007, for an increase of $38,474.  The 2008 increase results from a $64,800 increase in consultant expenses, offset in part by reductions in a number of other expense accounts.

The raising of additional funds, hiring of additional personnel, travel expenses, office rental, and other administrative expenses are all expected to increase throughout 2009.

     Interest income of $2,387 was realized for the year ended November 30, 2008, from interest earned on invested funds.  This is a reduction of $19,300 from the $21,687 earned during the year ended November 30, 2007.  The decrease results from reduced funds on deposit, as cash was used to fund operations and capital expenditures.

     The net loss for the year ended November 30, 2008, was $1,264,545.  This compares to a net loss realized for the year ended November 30, 2007, of $968,454.  We expect the net loss in 2009 to increase as additional consultants, personnel and resources are utilized to complete the testing, regulatory approval and commercialization of our products.

     Liquidity and Capital Resources

     To date, we have financed our operations principally through private placements of equity securities.  We used net cash for operating activities of $510,622 in the year ended November 30, 2008.  This is a $210,595 reduction from the $721,217 used in the year ended November 30, 2007.  As of November 30, 2008, our working capital deficit was $(394,885), and our current liabilities were $493,647.

     Our working capital requirements for the foreseeable future will vary based on a number of factors, including the costs to complete development work, the cost of bringing products to commercial viability, the timing of the market launches, and the level of sales.  As of November 30, 2008, we had accounts payable and accrued liabilities totaling

$493,647.  We need to raise additional funds immediately in order to execute our business plan.  There can be no assurance that additional funding will be available to us or that if funding is available that it will be under favorable terms.  If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

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

      Long-Lived Assets

     We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  No such impairments were recorded during the years ended November 30, 2008, and 2007.

     Capitalization of Patent Costs

     We have elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years for which it is estimated that economic benefit will be derived.

     Stock Based Compensation

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by our Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by the stockholders at the annual meeting.  On June 27, 2007, our stockholders approved the Stock Option Plan.  The Stock Option Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the Stock Option Plan.  The Stock Option Plan allows us, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors.  The purpose of these stock option grants is to attract and retain talented employees and further align employee and stockholder interests.  The Stock Option Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.  In March, June and November, 2007, our Board of Directors approved the grant of an aggregate of 1,200,000 stock option grants to certain employees and directors, resulting in non-cash charges of $632,058.  In December 2007, our Board of Directors granted one of our officers an option to purchase 600,000 shares of common stock, resulting in a non-cash charge of $271,598.  These non-cash charges are being expensed ratably over the vesting periods of the individual agreements.  The total non-cash charge expense for the years ended November 30, 2008, and 2007 relating to these stock option grants was $321,126 and $138,740, respectively.

     Recent Accounting Pronouncements

     FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair

Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 became effective December 1, 2007, except for nonfinancial assets and liabilities, which are effective December 1, 2008.  The Company adopted SFAS 157 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of SFAS 157 On December 1, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

     FAS 159 - In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on December 1, 2007.  As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

     FAS 141(R) – In December 2007, the FASB issued FAS 141(R), “Business Combination” [“FAS 141(R)”], which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

     FAS 160 – In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 160 will have an impact on business combination once adopted, but the effect is dependent upon acquisitions at that time.

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

     FASB 162 – In May 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”).  FASB 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”).  FASB believes that the

GAAP hierarchy should be directed to entities because it is the entity, not its auditor, who is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  FASB 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

     FASB 163 - In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  The Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial statements.

     We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

     Off-Balance Sheet Arrangements

     We lease office space under a five-year non-cancelable operating lease that commenced on November 1, 2006. Future minimum lease payments under the operating least at November 30, 2008 are $182,966.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.  Financial Statements and Supplementary Data

GeNOsys, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

November 30, 2008

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of November 30, 2008 and 2007	25

Consolidated Statements of Operations for the years ended November 30, 2008 and 2007 and for the period of the development stage (June 30, 2005) through November 30, 2008	26

Consolidated Statements of Stockholders' Equity and (Deficit) for the period of development stage (June 30, 2005) through November 30, 2008	27 – 28

Consolidated Statements of Cash Flows for the years ended November 30, 2008 and 2007 and for the period of the development stage (June 30, 2005) through November 30, 2008	29

Notes to Consolidated Financial Statements	30 - 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GeNOsys, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GeNOsys, Inc. as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2008 and 2007 and for the period of the development stage (June 30, 2005) through November 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeNOsys, Inc., (a development stage company), as of November 30, 2008 and 2007, and the results of their operations and their cash flows for the periods ended November 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 12, 2009

 GENOSYS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	November 30, 2008	November 30, 2007
CURRENT ASSETS

Cash and cash equivalents	$ 4,368	$ 280,105
Prepaid expenses	94,394	3,872

Total Current Assets	98,762	283,977

Property and equipment, net of depreciation – Note 5	107,203	151,376
Patents, net of amortization – Note 6	59,892	39,189

TOTAL ASSETS	$ 265,857	$ 474,542

LIABIITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 66,292	$ 13,151
Accounts payable, Related party – Note 9	14,414	13,340
Accrued liabilities	163,441	14,307
Accrued liabilities, Related party – Note 9	192,000	-
Taxes payable	-	100
Loans payable, Related party – Note 9	57,500	-

Total Current Liabilities	493,647	40,898

TOTAL LIABILITIES	493,647	40,898

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000 shares authorized; 46,466,774 and 45,881,600 shares issued and outstanding, respectively – Note 4	46,467	45,882
Additional paid-in capital	3,415,965	2,813,440
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development Stage	(3,612,298)	(2,347,754)

Total Stockholders’ Equity (Deficit)	(227,790)	433,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 265,857	$ 474,542

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception of
			the Development Stage
	For the Years Ended		On June 30, 2005
	November 30,		Through
	2008	2007	November 30, 2008

REVENUES	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and Development	511,824	455,579	1,697,534
General and administrative	433,882	395,408	1,605,512
Stock Based Compensation	321,126	138,740	459,866

Total Expenses	1,266,832	989,727	3,762,912

LOSS FROM OPERATIONS	(1,266,832)	(989,727)	(3,762,912)

OTHER INCOME (EXPENSE)
Interest income	2,387	21,687	82,206
Gain (Loss) on disposal of asset	-	(414)	(414)
Other income (expense)	-	100	100

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,264,445)	(968,354)	(3,681,020)

PROVISION FOR INCOME TAXES	(100)	(100)	(400)

LOSS FROM CONTINUING OPERATIONS BEFORE	(1,264,545)	(968,454)	(3,681,420)

DISCONTINUED OPERATIONS
Loss from discontinued opera- tions, net of tax	-	-	(2,131)
Gain on disposal of discontin- ued operations, net of tax	-	-	71,253

NET LOSS	$(1,264,545)	$ (968,454)	$ (3,612,298)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.03)	$ (0.02)	$ (0.08)

NET LOSS PER SHARE	$ (0.03)	$ (0.02)	$ (0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	46,097,420	45,682,659	45,336,688

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception of the Development Stage (June 30, 2005) through November 30, 2008

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	2,556,500	$2,557	$26,243	$(77,924)	$(49,124)

Issued common stock for cash at $0.001	33,231,456	33,231	(29,908)	-	3,323

Issued stock for patents at $0.001	2,968,544	2,969	(2,672)	-	297

Issued stock for consulting agreement at $0.001	3,800,000	3,800	(3,420)	-	380

Shares canceled	(1,302,500)	(1,303)	1,303	-	-

Issued stock for cash at $0.60 per share	3,964,031	3,964	2,374,418	-	2,378,382

Stock promotion costs	-	-	(110,100)	-	(110,100)

Net loss for the period ended November 30, 2005	-	-	-	(200,399)	(200,399)

Balance at November 30, 2005	45,218,031	45,218	2,255,864	(278,323)	2,022,759
Issued stock for services at $0.60 per share	450,000	450	269,550	-	270,000

Net loss for the period ended November 30, 2006	-	-	-	(1,178,901)	(1,178,901)

Balance at November 30, 2006	45,668,031	45,668	2,525,414	(1,457,224)	1,113,858

Issued stock for cash at $0.70 per share	213,569	214	149,286	-	149,500

Non-cash compensation charges related to stock option grants	-	-	138,740	-	138,740

Net loss for the period ended November 30, 2007	-	-	-	(968,454)	(968,454)
Balance at November 30, 2007	45,881,600	45,882	2,813,440	(2,425,678)	433,644

Issued stock for cash at $0.50 per share	423,639	423	205,526	-	205,949

Stock issued for services	161,535	162	75,874	-	76,036

Non-cash compensation charges related to stock option grants	-	-	321,126	-	321,126

Net loss for the period ended November 30, 2008	-	-	-	(1,264,545)	(1,264,545)

Balance at November 30, 2008	46,466,774	$46,467	$3,415,965	$(3,690,222)	$(227,790)

See Accompanying Notes to Financial Statements

  GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

			From Inception of the
	For the Year Ended		Development Stage
	November 30,		On June 30, 2005
	2008	2007	Through Nov. 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,264,545)	$ (968,454)	$ (3,612,298)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	52,035	46,830	110,216
Loss on disposal of equipment	-	414	414
Stock-based compensation	321,126	138,740	459,866
Gain on disposal	-	-	(71,253)
Decrease in cash from discontinued Operations	-	-	(6,020)
Stock issued for services	76,036	-	346,036
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	(90,523)	79,987	(94,269)
Increase (Decrease) in accounts payable	53,141	3,459	66,290
Increase (Decrease) in related party payable	1,074	13,340	14,414
Increase (Decrease) in accrued compensation	149,134	(35,533)	163,341
Increase (Decrease) in accrued liabilities – Related party	192,000	-	192,000
Increase (Decrease) in loans payable – Related party	57,500	-	57,500
Increase (Decrease) in tax payable	(100)	-	100
Net Cash Used by Operating Activities	(510,622)	(721,217)	(2,431,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(27,543)	(34,459)	(69,672)
Purchase of equipment	(1,021)	(18,434)	(207,501)
Net Cash Used by Investing Activities	(28,564)	(52,893)	(277,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	205,949	149,500	2,627,053
Proceeds from loans payable – Related party	57,500	-	57,500
Cash from discontinued operations	-	-	(19,777)
Net Cash Provided by Financing Activities	263,449	149,500	2,664,776

NET INCREASE (DECREASE) IN CASH	(275,737)	(624,610)	(43,560)

CASH AT BEGINNING OF PERIOD	280,105	904,715	47,928

CASH AT END OF PERIOD	$ 4,368	$ 280,105	$ 4,368

SUPPLEMENTAL DISCLOSURES INFORMATION

Cash paid during the year for interest	-	-	$ 750
Cash paid during the year for income/ Franchise taxes	$ 200	$ 100	$ 400

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements of the Company include the accounts of GeNOsys, Inc. and its subsidiary, GeNOsys, Inc., a Nevada corporation (GeNOsys Nevada).  All significant intercompany transactions have been eliminated.  The following summarizes the more significant of such policies:

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

Effective November 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes.”  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  The adoption of FIN 48 did not have a significant impact on the financial statements of the Company.  See Note 3 “Income Taxes.”

Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  The Company had 681,665 vested options exercisable at November 30, 2008 but due to the net loss they were not included in the calculation of the net loss per common share as their inclusion would be antidilutive.

Revenue Recognition

Pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We will recognize revenue when the following criteria have been met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or service has been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured.

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

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $4,368 in cash on November 30, 2008.

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

Recent Accounting Pronouncements

FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  The Company adopted SFAS 157 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of SFAS 157 on December 1, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

FAS 159 - In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities.’”  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair market value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current period earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on December 15, 2007.  As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

FAS 141(R) – In December 2007, the FASB issued FAS 141(R), “Business Combination” [“FAS 141(R)”], which replaces FAS No. 141.  FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired.  FAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

FAS 160 – In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 160 will have an impact on business combination once adopted, but the effect is dependent upon acquisitions at that time.

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

SFAS 163 – In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The Statement also required expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, it believes that none of these pronouncements will have a significant effect on their current or future earnings or operations.

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

NOTE 3   INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007
Current Taxes	$100	$100
	$100	$100

The Company has available net operating losses of approximately $3,131,100 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $252,180 from $483,902 as of November 30, 2007.

The Company has the following carryforwards available at November 30, 2008:

Operating Losses

Expires

   Amount

2021

       8,508

2022

     17,418

2023

     27,514

2024

     25,982

2025

   200,280

2026

1,181,408

2027

   814,568

2028

   855,422

Total

3,131,100

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at November 30, 2008 are summarized below.

	Taxable
	Temporary	Expected	Deferred Tax
	Difference	Tax Rate	Asset (Liability)
Non-current deferred tax asset
Book/Tax depreciation difference
Federal	$ 9,054	15%	$ 1,358
State	9,054	5%	453
Book/Tax amortization difference (patent)
Federal	10,077	15%	1,512
State	10,077	5%	504
Book/Tax accrued liability difference
Federal	69,750	15%	10,462
State	69,750	5%	3,488
Net operating losses
Federal	3,131,100	15%	469,665
State	3,131,100	5%	156,555
Stock Compensation

Federal	459,866	15%	68,980
State	459,866	5%	22,993
Other carryforwards
Federal	568	15%	85
State	568	5%	28

Preliminary deferred tax asset			736,082
Deferred tax asset valuation allowance			(736,082)
Total deferred tax asset (liability)			-

The Company is incorporated in and conducts its operations in the State of Utah, which levies a $100 minimum Franchise tax per year.  As a result, the Company has a provision of $100 per year to account for this tax.

The effective tax rate for continuing operations differs from the statutory rate [20%] as follows:

Expected provision (taxes on income before taxes)	$ (252,889)

Effect of:
Non-deductible expenses	710
Graduated rates	19
Deduction for state taxes	(20)
Increase (decrease) in valuation allowance	152,180
State minimum franchise tax	100

Total actual provision	$ 100

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on November 1, 2007.  As a result of this adoption, the Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company has filed income tax returns in the US.  All years prior to 2005 are closed by expiration of the statute of limitations.  The tax year ended November 30, 2005 will close by expiration of the statute of limitations this year.  The years ended November 30, 2006, 2007, and 2008 are open for examination.

NOTE 4   COMMON STOCK

On June 30, 2005, the Company issued 33,231,456 shares of common stock for cash, at $0.001 per share to the officers of the Company. In addition, the Company issued 2,968,544 shares of common stock at $0.001 per share in exchange for patents and 3,800,000 shares of common stock at $0.001 per share as part of a consulting agreement, of which, 1,302,500 were subsequently canceled. In October and November of 2005, the Company issued 3,964,031 shares of common stock for cash, at $0.60 per share to private investors and incurred stock promotion expenses of $110,100 as part of the issuance.

On January 31, 2006, the Board of Directors consented to the issuance of 450,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $270,000 ($0.60 per share).

On or about November 30, 2007, the Company completed the private sale of 213,569 shares of its common stock at a price of $0.70 per share for aggregate gross proceeds of $149,500.

During the year ended November 30, 2008, the Company completed the private sale of 423,639 shares of its common stock at a price of $0.50 per share for aggregate net proceeds of $205,949, net of stock promotion expenses of $9,300.

On January 31, 2008, the Board of Directors consented to the issuance of 11,535 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $8,536 ($0.74 per share).

On September 16, 2008, the Board of Directors consented to the issuance of 160,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $67,500 ($0.45 per share).

NOTE 5   PROPERTY, PLANT & EQUIPMENT

The major classes of assets as of the balance sheet dates are as follows:

	2008	2007
Furniture and fixtures	$ 65,309	$ 64,289
Office equipment	35,469	35,469
Lab equipment	85,752	85,752
Leasehold improvements	20,323	20,323
	206,853	205,833
Accumulated depreciation	(99,650)	(54,457)
	$ 107,203	$ 151,376

Equipment is stated at cost.  Depreciation is provided by using the straight-line method of depreciation over five years.  Depreciation expense for the years ended November 30, 2008 and 2007 was $40,860 and $40,411, respectively. Amortization expense related to leasehold improvements for the years ended November 30, 2008 and 2007 was $4,334 and $3,211, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 6   PATENTS

Patents are carried at cost and are amortized over the estimated life from which financial benefit is expected to accrue. Balances as of the balance sheet dates are as follows:

		Accumulated	Net Carrying
	Patents	Amortization	Amount
As of November 30, 2008	$ 69,969	$ (10,077)	$ 59,892

As of November 30, 2007	$ 42,426	$ (3,237)	$ 39,189

The Company issued 200,000 shares of common stock at $0.001 per share for Technology Rights and 2,768,544 shares of common stock at $0.001 per share for additional rights. (See Note 4.)  The Company also capitalized $27,543 in patent costs during the current year.  As of November 30, 2008 the patents were valued at $69,969.  Amortization expense related to patents for the years ended November 30, 2008 and 2007 was $6,840 and $3,237, respectively. Based upon the current capitalized patent costs, amortization expense is expected to be $7,486 per year for the next five years.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company leases office space under a five-year non-cancelable operating lease that commenced on November 1, 2006.  The following summarizes future minimum lease payments under the operating lease at November 30, 2008:

                        Year Ending                            Minimum

                       November 30,                       Lease Payments

                                2009                                  $ 61,273

                                2010                                     62,805

                                2011                                     58,888

                                                                        $ 182,966

The Company also continues to lease its previous office space on a month-to-month basis at a rate of $1,600 per month.  The facility is used for research and development purposes.

Total rent expense for the year ended November 30, 2008 and 2007 was $99,025 and $77,521, respectively.

NOTE 8   DISCONTINUED OPERATIONS

On September 12, 2005 the Company discontinued its automotive dealership operation by divesting the ownership of The Autoline Group 2, Inc., a wholly owned subsidiary, to a former officer in exchange for an indemnification agreement.

NOTE 9   RELATED PARTIES

As of November 30, 2008, director and officer of the Company owned 68.6% of the Company’s issued and outstanding stock.  This allows for the officers and directors  to effectively control the vote on substantially all significant matters with the approval of only a small group of other stockholders.

Accounts Payable – Related Party

As of November 30, 2008 and 2007, officers of the Company were owed $14,414 and $13,340, respectively, for various expenditures they made on behalf of the Company.

Accrued Liabilities – Related Party

At November 30, 2008 and 2007, officers and directors of the Company were owed $192,000 and $0, respectively, in unpaid director fees, advisory board fees, and salary.

Loans Payable – Related Party

At November 30, 2008, officers of the Company had advanced $57,500 in funding in the form of notes payable to the Company.  It is the intent of the Company to repay these notes upon the closing of a major capital raise.

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

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November and December 2007, the Board of Directors approved addition grants of 700,000 options to an employee and a director, resulting in a non-cash charge of $329,335. The charge is being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2007, and changes during the year ended November 30, 2008, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2006	-	$ -
Granted	1,200,000.66		8.58 years
Forfeited	-	-
Outstanding at November 30, 2007	1,200,000.66
Granted	600,000.72		8.58 years
Forfeited	-	-
Outstanding at November 30, 2008	1,800,000.68		8.58 years	$64,800
Exercisable at November 30, 2008	681,665.66		8.58 years	$24,550
Non-vested at November 30, 2008	1,118,335.69		8.58 years	$40,250

The following table summarizes information about stock options outstanding at November 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Nov. 30, 2008	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Nov. 30, 2008	Wtd. Avg. Exercise Price

$ .66	1,100,000	8.58 years	$ .66	631,665	$ .66
.71	100,000	8.58 years	.71	50,000.71
.72	600,000	8.58 years	.72	-	-
	1,800,000.68			681,665.66

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  For the year ended November 30, 2008 and 2007, the Company recognized stock based compensation expense of $321,126 and $138,740, respectively.  As of November 30, 2008, total stock based compensation related to non-vested awards not yet recognized was $443,788 with a weighted average recognition period of 8.58 years.  As of November 30, 2007, total stock based compensation related to non-vested awards not yet recognized was $493,318 with a weighted average recognition period of 9.62 years.

The weighted-weighted average grant-date fair value of options granted during the years ended November 30, 2008 and 2007 was $0.45 and $0.52, respectively.

NOTE 12 SUBSEQUENT EVENTS

Stock Option Grant

Subsequent to November 30, 2008, the Company granted stock options to a certain employee and a director of the Company to purchase 900,000 shares of the Company’s common stock.

Related Party Transaction

Subsequent to November 30, 2008, the Company has issued convertible notes payable to an officer for funds provided to the Company.  The notes were issued January 8, 2009, in the amount of $30,000, February 1, 2009, in the amount of $10,000, and on February 27, 2009, in the amount of $4,200.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

Stock Issued for Services

On December 31, 2008, the Company approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Smith Consulting Services for services rendered.  The closing price of the stock on December 31, 2008 was $0.20 per share, resulting in a $200,000 non-cash charge which the Company will record in the first quarter of 2009.

Sale of Securities

On March 6, 2009, the Board of Directors approved the issuance of 200,000 shares of the Company’s restricted common stock in a private placement to an accredited investor.  Net proceeds of $20,000 were received from this private placement transaction.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this Annual Report.

Item 9A(T). Controls and Procedures

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of November 30, 2008, our internal control over financial reporting was effective.

     Inherent Limitations Over Internal Controls

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Changes in internal control over financial reporting

     We have made no change in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Attestation Report of the Registered Public Accounting Firm

     The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9(B).  Other Information.

    None; not applicable.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

     Identification of Directors and Executive Officers

     The following table sets forth the names of all of our current directors and executive officers.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
John W. R. Miller	Chief Executive Officer and Director	8/18/2005	*

Brett A. Blake	President	7/31/2007	*

Keith L. Merrell	Chief Financial Officer	3/23/2007	*
and Treasurer
Clark M. Mower	Director Chairman of the Board	8/18/2005 3/23/2007	* *

Christie M. Jones	Secretary	8/18/2005	*

John P. Livingstone	Director	3/23/2007	*

Steven D. Minton, M.D.	Chief Medical Officer Director	3/23/2007 11/15/2008	*

          * These persons presently serve in the capacities indicated.

     Business Experience

     John W. R. Miller.  Mr. Miller is our founder, serves as our Chief Executive Officer, and is 57 years old.  In 2003, he co-founded Alberta 1017975 with Christie W. Jones, the predecessor to our Technology Rights.  From 2001 to 2003, Mr. Miller was self-employed.  Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001. He participated in the FDA approval process for inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001.  Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Brett A. Blake.  Mr. Blake is our President and is 41 years old.  He joined our Company in July, 2007.  Mr. Blake is a PepsiCo-trained senior executive with fifteen years experience in strategic marketing and an expert in leading strong sales initiatives.  He served three years as Managing Partner of Blake Capital, LLC, a regional investment firm.  From 1999 to 2004 Mr. Blake served as Vice President of Marketing for USANA Health Sciences, Inc., directing their global marketing activities and strategic planning.  Previous to that, he spent two years with Frito-Lay, Inc., a subsidiary of Pepsi-Co, developing and managing marketing activities, new product launches and promotions.  Mr. Blake received a B.A. degree in Communications from Brigham Young University and an M.B.A. from Harvard University.

     Steven D. Minton, M.D.  Dr. Minton serves as our Chief Medical Officer and is a Director of our Company.  He is 63 years old.  Dr. Minton is the Chief of Neonatology at Utah Valley Regional Medical Center and the

Intermountain Health Care Urban South Medical Director of Newborn Services.  As a practicing physician for 31 years with a specialty and intense interest in the care of the critically ill new born, Dr. Minton’s expert knowledge and the scope of his understanding of the efficacy of the Company’s research, products and devices in unparalleled.  Dr. Minton is a widely published and a recognized expert in neonatal care using nitric oxide gas inhalation therapy and has been nationally recognized for his ongoing research.  Dr. Minton received a Bachelor of Science degree from the University of Cincinnati and a Doctor of Medicine from the University of  Cincinnati School of Medicine.

     Keith L. Merrell.  Mr. Merrell is our Chief Financial Officer, Treasurer and General Manager; he is 63 years old. He joined our Company in February 2007.  Mr. Merrell draws on 28 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to his joining us.  His business career also includes extensive experience in management, sales and marketing, and consulting.  He served as both Chief Financial Officer and Controller of Specialized Health Products International, Inc., a manufacturer of safety medical devices, from 2000 to 2007, and as Vice President-Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000.  From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing, and bringing online the first compact disc manufacturing facility in the intermountain area.  He graduated from Arizona State University with a B.S. degree in Accounting.

     Clark M. Mower.   Mr. Mower is one of our directors, and he is 62 years old.  From January 2005 to the present, Mr. Mower has been the President/CEO and a director of Flexpoint Sensor Systems, Inc., a producer of sensors for automotive and industrial uses.  His responsibilities include all areas of management, including staffing and financial responsibilities of a growing sensor company.  From August 2002 to the present, Mr. Mower has also served as a co-founder and managing member of Polar Energy, LLC, of Mountain Green, Utah, and Littleton, Colorado, which provides consulting services to companies that are considering divestiture, mergers or acquisitions.  From January 2000 to August 2002, Mr. Mower was Senior Vice President, Mergers and Acquisitions, Merchant Energy Group, with El Paso Energy in Golden, Colorado, where he worked on or lead teams that successfully closed power related acquisitions and divestitures.

     Christie M. Jones.  Ms. Jones is 26 years old.  Ms. Jones co-founded Alberta 1017975.  In the fall of 2003, she became President of GeNOsys Canada, a biotechnology corporation.  Ms. Jones served as Executive Assistant to John W.R. Miller, where her responsibilities included tracking nitric oxide research projects.  Ms. Jones studied mathematics at Grant MacEwan Community College in Edmonton, Alberta, Canada.

     John P. Livingstone.  Dr. Livingstone, a Ph.D. is a director of our Company and is 57 years old.  In addition to his practice as a psychologist, Dr. Livingstone has served as an educator, both in Canada and the United States, and is currently a professor at Brigham young University.  Dr. Livingstone has published and been a contributor to a number of books, as well as writing and/or presenting numerous articles and papers.  His work has earned him recognition among his peers for his distinguished service.  Dr. Livingstone received a B.S. degree in Biology/Chemistry from the University of Alberta in 1974, a Master of Education degree in Guidance and Counseling from the University of Regina, and a Doctor of Education degree in Counseling and Personnel Services from Brigham Young University.

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

     Promoters and control person.

See the heading “Transactions with Related Persons” below.

     Compliance with Section 16(a) of the Exchange Act

     Our executive officers, directors, and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to us.

     Based solely on a review of the copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2008, our executive officers, directors and 10% stockholders complied with all filing requirements.

     Code of Ethics

     We adopted a Code of Ethics for our Chief Executive Officer or our Chief Financial Officer and attached a copy of our Code of Ethics as an exhibit to our Form 10-KSB for the year ended November 30, 2005.  See Part III, Item 15.

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

     Board Meetings and Committees; Annual Meeting Attendance

     During the year ended November 30, 2008, three Board meetings were held.  No annual meeting was held during the fiscal year ended November 30, 2008.

     Nominating Committee Corporate Governance Committee

     We have not established a nominating and corporate governance committee because, due to our lack of substantial operations and the fact that we only have four directors and executive officers, we believe that our Board of Directors is able to effectively manage the issues normally considered by a nominating and corporate governance committee.  Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

     Audit Committee

     Our full Board of Directors currently serves as our Audit Committee.  We have not yet established an independent audit committee; we do not believe the lack of an independent audit committee will have any adverse effect on our financial statements, based upon our current business operations.  We will continue to assess the point at which an independent audit committee will be necessary in the future.

     Compensation Committee

     We have not established a compensation committee because, due to our lack of substantial operations and the fact that we only have four directors and executive officers; we believe that we are able to effectively manage the issues normally considered by a compensation committee.  Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

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

Item 11. Executive Compensation.

     COMPENSATION DISCUSSION AND ANALYSIS

     Compensation Objectives

     Our compensation philosophy is to align executive compensation with the interests of stockholders, attract, retain and motivate a highly competent team of executives, and link pay to performance.

     Base Salary

     Base salaries for our executives depend on the scope of their responsibilities and their performance.  Base salary is designed to compensate the executives for services rendered during the year.  These salaries are compared to amounts paid to the executive’s peers outside our Company.  As we have not yet established a Compensation Committee, salary levels are typically reviewed annually by the Board of Directors performance review process, with increases based on the assessment of the performance of the executive.

Long-term Compensation

     The Board of Directors determined that long-term incentive compensation would be in the form of stock options granted.  We have a stock option plan and implemented which has been approved by the shareholders to provide long-term compensation to directors and employees of the company.

     Perquisites

     The only material perquisite provided to our executive officers is reimbursement for use of a personal automobile while engaged on company business.

     Retirement Benefits

     As a development stage company, we have no retirement benefits currently in place.  It is the intent of the company to add such benefits at a future date.

     Employee agreements

     We have not entered into employment contracts with our executive officers and their compensation is determined at the discretion of our board of directors.

     Compensation

     The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John W.R. Miller, CEO and Director	2008 2007 2006	$120,000 (1) $120,000 $120,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$120,000 $120,000 $120,000
Keith L. Merrell, Chief Financial Officer	2008 2007	$120,000 (1) $ 69,923 (2)	0 0	0 0	0 $208,444	0 0	0 0	0 0	$120,000 $278,367
Stephen D. Minton, Chief Medical Officer and Director.	2008 2007	$140,000 (1) 0	0 0	0 0	$271,598 $208,444	0 0	0 0	0 0	$411,598 $208,444

(1)

 Only a portion of the 2008 salary amounts represented have been paid.  All unpaid amounts have been accrued.  At November 30, 2008, salaries accrued and unpaid were:  John W.R. Miller - $23,000; Keith L. Merrell - $46,750; and Stephen D. Minton - $110,000.

(2)

The 2007 salary for Mr. Merrell is a partial year salary, representing payments from his hire date of February 17, 2007, through the end of the fiscal year.

      Outstanding Equity Awards

     The following table shows outstanding equity awards granted to the above named executive officers as of November 30, 2008:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
John W.R. Miller, CEO and Director	0	0	0	0	0	0	0	0	0
Keith L. Merrell, Chief Financial Officer	141,665	258,335 (1)	0	$0.66	06/26/2017	0	0	0	0
Stephen D. Minton, Chief Medical Officer and Director	190,000 0	210,000 (2) 600,000 (3)	0 0	$0.66 $0.72	06/26/2017 06/26/2017	0	0	0	0
John P. Livingstone, Director	50,000	0	0	$0.66	6/26/2017	0	0	0	0

(1)

 Options for 8,333 vest on the 27th day of each month until all options are vested.

(2)

 Options for 30,000 vest on December 27, 2008, and continue vesting at the rate of 30,000 on the 27th day of the last month in each subsequent quarter until all options are vested.

(3)

Options for 200,000 vest on December 3, 2008; options for 200,000 vest on December 3, 2009; options for 200,000 vest on December 3, 2010.

     Termination of Employment and Change of Control Agreements

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

Compensation of Directors

     Our Chairman receives $3,000 per month for serving as Board Chairman.  Our outside director is not paid cash compensation but is granted stock options for his service.  Employee directors receive no compensation for their board service.  The following table provides information on compensation provided each of our directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Clark M. Mower	$36,000 (1)	0	0	0	0	0	$36,000
John W.R. Miller	0	0	0	0	0	0	0
Stephen D. Minton	0	0	0	0	0	0	0
John P. Livingstone	0	0	$26,106 (2)	0	0	0	$26,106

(1)

Fees of $36,000 due Mr. Mower for the year ended November 30, 2008, have been accrued but are unpaid as of the date of this report.

(2)

Mr. Livingstone was granted options to purchase 50,000 shares of stock effective June 27, 2007.  The amount reflected in the above table represents tha value calculated for the stock grant using the Black-Scholes pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Security Ownership of Certain Beneficial Owners

     The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 47,666,774 shares of common stock outstanding as of March 12,

2009, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
First Equity Holdings Corp. John W.R. Miller 260 W. Riverpark Drive Provo, UT 84604	21,621,244 (1)	45.4

Clark M. Mower 280 W. Riverpark Drive Provo, Utah 84604	7,482,864 (2)	15.7
Stephen D. Minton 280 W. Riverpark Drive Provo, UT 84604	2,950,000 (3)	6.2
Keith L. Merrell. 280 W. Riverpark Drive Provo, UT 84604	403,330 (4)	*
Brett A. Blake 280 W. Riverpark Drive Provo, UT 84604	100,000 (5)	*
John P. Livingston 280 W. Riverpark Drive Provo, UT 84604	50,000 (6)	*
Christie Jones 280 W. Riverpark Drive Provo, UT 84604	75,000 (7)	*

Directors and officers as a group	32,682,438	68.6

(1)

Includes 21,251,244 shares owned by Mr. Miller, 250,000 shares owned by Mr. Miller’s children, and 120,000 shares held jointly with Christie Jones.

(2)

Includes 6,482,864 shares owned by Mr. Mower and 1,000,000 shares held in a partnership, of which Mr. Mower is the general partner.

(3)

Includes 2,500,000 shares owned by Dr. Minton and vested options to purchase 450,000 shares of common stock.

(4)

Includes 200,000 shares owned by Mr. Merrell, 20,000 shares owned by Mr. Merrell’s children, and vested options to purchase 183,330 shares of common stock.

(5)

Includes vested options entitling Mr. Blake to purchase 100,000 shares of common stock.

(6)

Includes vested options entitling Mr. Livingstone to purchase 50,000 shares of common stock.

(7)

Includes 75,000 shares owned by Ms. Jones.  Does not include joint ownership of 120,000 shares held jointly with Mr. Miller.  See Note 1.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of us.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2008.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,800,000	$ ..68	1,200,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,800,000	$ 0.68	1,200,000

     2007 Stock Option Plan

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by our Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by our stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  The Stock Plan was approved by a vote of stockholders at the Annual Meeting held June 27, 2007.  The Stock Plan allows the Board of Directors, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.

     The Plan became effective upon the date of shareholder approval and shall continue in effect for a term of ten (10) years, unless terminated.  The maximum aggregate number of shares of common stock that may be sold under the Plan is 3,000,000 shares.  The term of each option and its exercise price shall be stated in an option agreement; provided that the term does not exceed ten (10) years from the date of grant.  The plan provides that a grant of a stock option to an employee shall have an exercise price no less than the fair market value of a share of common stock on the date on which the option is granted.  As a condition of the grant, vesting or exercise of an option granted under the Plan, the participant shall be required to satisfy any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the grant, vesting or exercise of the option or the issuance of shares.

     The Plan is to be administered by our Compensation Committee.  Until a Compensation Committee is formed the Board of Directors will administer the Plan.  The Board may from time to time increase the size of any Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee.  The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

     Non-statutory stock options may be granted to employees, directors and consultants who have the capacity to contribute to the success of the company.  Incentive stock options may be granted only to employees, provided that employees of affiliates shall not be eligible to receive incentive stock options.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

     Transactions with Related Persons

     There have been no material transactions involving $60,000 or more between us or our subsidiaries and/or our directors, executive officers or five percent stockholders other than compensatory arrangements that are detailed in the Executive Compensation Discussion and Analysis.

     Promoters and Certain Control Persons

     See the heading “Transactions with Related Persons” above.

     Parents of the Smaller Reporting Company

     We have no parents.

     Director Independence

     We believe John P. Livingstone is an independent director as defined under NASD Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

     Accountant Fees

     The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Mantyla McReynolds LLP, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2008	2007
Audit fees	$ 41,111	$ 21,975
Audit-related fees	0	453
Tax related fees	$ 610	$ 400
All other fees	0	0
Total Fees	$ 41,721	$ 22,828

     Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

     Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

     Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

     All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor.  Before the auditor renders audit and non-audit services our board of directors approves the engagement.  Our audit committee does not rely on pre-approval policies and procedures.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.              Description of Exhibit

3.1

Articles of Incorporation filed as an Exhibit to our Registration Statement on Form 10-SB filed May 14, 2002.

3.2

By-laws filed as and Exhibit to our Registration Statement on Form 10-SB filed May 14, 2002.

3.3

Amendment to the Articles of Incorporation dated September 12, 2005, filed as Exhibit 3.3 of our Form 10-KSB Annual Report for the fiscal year ended November 30, 2005.

3.4

Amendment to the By-Laws dated June 18, 2004, filed as Exhibit 3.4 of our Form 10-KSB Annual Report for the fiscal year ended November 30, 2005.

14

Code of Ethics filed as Exhibit 14 to our Form 10-KSB Annual Report for the fiscal year ended November 30, 2005.

21

Subsidiaries, filed as Exhibit 21 of our Form 10-KSB Annual Report for the fiscal year ended November 30, 2005.

Registration statement on Form 10-SB filed May 14, 2002, as amended on September 10, 2002, November 19, 2002 and December 9, 2002*

Annual Report on Form 10KSB for the fiscal year ended November 30, 2005, and filed on March 7, 2006*

Annual Report on Form 10KSB for the fiscal year ended November 30, 2006, and filed on March 15, 2007*

Current Report on Form 8-K dated January 22, 2008, and filed February 12, 2008*

Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, and filed on February 28, 2008*

*   Referenced for additional information.

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

                                             GeNOsys, Inc.

Date: 3/12/2009                  By/s/John W. R. Miller

                                            John W. R. Miller, Jr., Director

                                            and Chief Executive Officer

Date: 3/12/2009                  By/s/Brett A. Blake

                                            Brett A. Blake

                                            President

Date: 3/12/2009                  By/s/Keith L. Merrell

                                            Keith L. Merrell

                                            Chief Financial Officer and

                                            Treasurer

Date: 3/12/2009                  By/s/Clark M. Mower

                                            Clark M. Mower, Director and

                                            Chairman of the Board

Date: 3/12/2009                  By/s/John P. Livingstone

                                            John P. Livingstone

                                            Director

Date: 3/12/2009                  By/s/Stephen D. Minton, M.D.

                                            Stephen D. Minton, M.D., Director

                                            and Chief Medical Officer