Form 10-K/A
period 2008-11-30
GeNOsys, Inc.
filed 2009-04-13
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Yes   [   ]     No  [ X ].

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

Documents Incorporated by Reference

See Part IV, Item 15.

Explanatory Note:

This Annual Report is being amended to correct our 302 certifications only.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GeNOsys, Inc.

Date: 4/13/2009                  By/s/John W. R. Miller

                                            John W. R. Miller, Jr., Director

                                            and Chief Executive Officer

Date: 4/13/2009                  By/s/Brett A. Blake

                                            Brett A. Blake

                                            President

Date: 4/13/2009                  By/s/Keith L. Merrell

                                            Keith L. Merrell

                                            Chief Financial Officer and

                                            Treasurer

Date: 4/13/2009                  By/s/Clark M. Mower

                                            Clark M. Mower, Director and

                                            Chairman of the Board

Date: 4/13/2009                  By/s/John P. Livingstone

                                            John P. Livingstone

                                            Director

Date: 4/13/2009                  By/s/Stephen D. Minton, M.D.

                                            Stephen D. Minton, M.D., Director

                                            and Chief Medical Officer