Form 10-Q
period 2009-02-28
GeNOsys, Inc.
filed 2009-04-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

or

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

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐

Accelerated Filer   ☐

Non-Accelerated Filer    ☐

Smaller reporting company     ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 13, 2009
Common Stock, $0.001 par value	47,666,774 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of February 28, 2009, and November 30, 2008

  4

Condensed Consolidated Statements of Operations

For the three months ended February 28, 2009 and 2008 and for the period of the development stage (June 30, 2005) through February 28, 2009

  5

Condensed Consolidated Statements of Cash Flows

For the three months ended February 28, 2009 and 2008 and for the period of the development stage (June 30, 2005) through February 28, 2009

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3:  Defaults upon Senior Securities

16

Item 4:  Submission of Matters to a Vote of Security Holders

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

18

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2009 (Unaudited)	November 30, 2008 (Audited)
Current assets:
Cash and cash equivalents	$1,462	$4,368
Prepaid expenses	81,607	94,394
Total current assets	83,069	98,762
Property and equipment, net of accumulated depreciation and amortization of $110,520 and $99,650, respectively	96,333	107,203
Patents, net of amortization of $12,036 and $10,077, respectively	66,417	59,892
TOTAL ASSETS	$245,819	$265,857
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,094	$66,292
Accounts payable, Related party	20,550	14,414
Accrued liabilities	265,732	163,441
Accrued liabilities, Related party	243,834	192,000
Loans payable, Related party	113,950	57,500
Total current liabilities	696,160	493,647
Total liabilities	696,160	493,647
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 47,466,774 and 46,466,774 shares issued and outstanding at February 28, 2009 and November 30, 2008, respectively	47,467	46,467
Additional paid-in capital	3,676,925	3,415,965
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(4,096,809)	(3,612,298)
Total stockholders’ deficit	(450,341)	(227,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$245,819	$265,857

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		From Beginning of Development Stage (June 30, 2005) to February 28, 2009
	February 28, 2009	February 29, 2008

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross margin	-	-	-
Operating expenses:
Research and development	99,658	135,581	1,797,192
General and administrative	321,057	112,614	1,926,569
Stock based compensation	61,960	93,384	521,826
Total operating expenses	482,675	341,579	4,245,587
Net income (loss) from operations	(482,675)	(341,579)	(4,245,587)
Other income (expense):
Interest income	-	1,956	82,206
Gain (Loss) on disposal of asset	-	-	(414)
Interest expense	(1,836)	-	(1,836)
Other income (expense)	-	-	100
Total other income (expense), net	(1,836)	1,956	80,056

Net income (loss) before income taxes	(484,511)	(339,623)	(4,165,531)

Provision for income taxes	-	-	(400)

Income (loss) from continuing operations	(484,511)	(339,623)	(4,165,931)

Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(2,131)
Gain on disposal of discontinued operations, net of tax		-	71,253
	-

Net income (loss)	$(484,511)	$(339,623)	$(4,096,809)
Basic and diluted loss per share from continuing operations	$(.01)	$(.01)	$(.09)
Basic and diluted loss per share from discontinued operations	$-	$-	$-
Basic and diluted net loss per share	$(.01)	$(.01)	$(.09)
Basic and diluted weighted average number of common shares outstanding	47,122,330	45,895,824	45,841,604

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2009	For the Three Months Ended February 29, 2008	From Beginning of Development Stage (June 30, 2005) to February 28, 2009
Cash flows from operating activities:
Net loss	$(484,511)	$(339,623)	$(4,096,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,830	12,608	123,046
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	-	-	414
Stock-based compensation	61,960	93,385	521,826
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	200,000	8,536	546,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	12,787	(7,594)	(81,482)
Increase (Decrease) in accounts payable	(14,198)	40,253	52,092
Increase (Decrease) in accounts payable - Related party	6,136	-	20,550
Increase (Decrease) in accrued liabilities	102,291	40,186	265,632
Increase (Decrease) in accrued liabilities – Related party	51,834	-	243,834
Increase (Decrease) in tax payable	-	-	100
Net cash used in operating activities	(50,871)	(152,249)	(2,482,034)

Cash flows from investing activities:
Purchase of intangible assets	(8,485)	(16,061)	(78,157)
Purchase of equipment	-	-	(207,501)
Net cash provided by (used in) investing activities	(8,485)	(16,061)	(285,658)

Cash flows from financing activities:
Issuance of common stock for cash	-	12,000	2,627,053
Cash from discontinued operations	-	-	(19,777)
Proceeds from loans payable – Related party	63,950	-	121,450
Payments on loans payable – Related party	(7,500)	-	(7,500)
Net cash provided by financing activities	56,450	12,000	2,721,226

Net increase (decrease) in cash	(2,906)	(156,310)	(46,466)
Cash at beginning of the period	4,368	280,105	47,928
Cash at end of the period	$1,462	$123,795	$1,462

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	-	-	200

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2008 Annual Report on Form 10-K. The results of operations for the three months ended February 28, 2009, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2009. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2008 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of February 28, 2009, the Company had accounts payable and accrued liabilities totaling $696,160.  At February 28, 2009, the Company had cash and cash equivalents $1,462.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on favorable terms, if at all.  If the Company fails to obtain additional funding when needed, the Company’s business and financial condition may be adversely affected.

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

FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  The Company adopted SFAS 157 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis.  The adoption of FAS 157 had no material impact on the Company’s consolidated financial statements.

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

FAS 161 – In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of FAS 161 had no material impact on the Company’s consolidated financial statements.

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

(4)            Stock Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an additional grant of 100,000 options to an employee resulting in a non-cash charge of $57,737.  In December 2007, the Board of Directors approved an additional grant of 600,000 options to a consultant resulting in a non-cash charge of $271,598.  In December 2008, the Board of Directors approved the grant of 900,000 options to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  All of these non-cash charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2008, and changes during the three months ended February 28, 2009, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Intrinsic Value
Outstanding at beginning of year	1,800,000	$ .68	8.48 years
Granted	900,000.20		8.33 years
Forfeited	-	-
Outstanding at February 29, 2008	2,700,000	$ .52	8.43 years	-
Exercisable at February 28, 2009	936,664.68		8.44 years	-
Non-vested at February 28, 2009	1,763,336.44		8.43 years	-

The following table summarizes information about stock options outstanding at February 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Feb. 28, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Feb. 28, 2009	Wtd. Avg. Exercise Price

$ .66	1,100,000	8.35 years	$ .66	686,664	$ .66
$ .71	100,000	8.73 years	$ .71	50,000	$ .71
$ .72	600,000	8.68 years	$ .72	200,000	$ .72
$ .20	900,000	8.33 years	$ .20	-	$ .20
	2,700,000.52			936,664.68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  For the three-month periods ended February 28, 2009 and 2008, the Company recognized stock based compensation expense of $61,960 and $93,384, respectively.  As of February 28, 2009, total stock based compensation related to non-vested awards not yet recognized was $533,728 with a weighted average recognition period of 8.33 years.  As of February 29, 2008, total stock based compensation related to non-vested awards not yet recognized was $671,531 with a weighted average recognition period of 9.59 years.

The weighted-weighted average grant-date fair value of options granted during the three month period ended February 28, 2009, was $0.17.

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

(6)           Prepaid Expenses

Prepaid expenses consist primarily of payments made for consulting and professional fees which are expected to be utilized within the next 90 to 120 days.

(7)           Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending February 28, 2009 and February 29, 2008 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Common Stock

On December 31, 2008, the Company approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Smith Consulting Services for services rendered.  The closing price of the stock on December 31, 2008 was $0.20 per share, resulting in a $200,000 non-cash charge which has been fully recognized in the three month period ended February 28, 2009.

(9)

Related Party Transaction

The Company has issued convertible notes payable to an officer for funds provided to the Company. The notes were issued January 8, 2009, in the amount of $30,000, February 2, 2009, in the amount of $10,000, and February 27, 2009, in the amount of $4,200.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

(10)         Subsequent Events

On March 6, 2009, the Board of Directors approved the issuance of 200,000 shares of the Company’s restricted common stock in a private placement to an accredited investor.  Net proceeds of $20,000 were received from this private placement transaction.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-K Annual Report for the year ended November 30, 2008, and notes thereto.

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

Results of Operations

The following table presents our results of operations for the three months ended February 28, 2009, and February 29, 2008:

	For the Three Months
	Ended
	Feb. 28, 2009	Feb. 29, 2008

Revenues	$-	$-

Cost of sales	-	-

Gross margin	-	-

Operating expenses:
Research and development	99,658	135,581
General and administrative	321,057	112,614
Stock based compensation	61,960	93,384

Total operating expenses	482,675	341,579

Net income (loss) from operations	(482,675)	(341,579)

Other income (expense):
Interest income	-	1,956
Interest expense	(1,836)	-

Total other income (expense), net	(1,836)	1,956

Net income (loss) before income taxes	(484,511)	(339,623)

Provision (benefit) for income tax	-	-

Net income (loss)	$(484,511)	$(339,623)

During the three-month period ended February 28, 2009, we had a net loss of $484,511.  This compares to a net loss of $339,623 for the comparable period ended February 29, 2008.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $99,658 and $135,581, respectively, for the three-month periods ended February 28, 2009, and February 29, 2008.   The decrease in research and development expenditures results from reductions in consulting fees and travel expenses.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $321,057 and $112,614, respectively, for the three-month periods ended February 28, 2009, and February 29, 2008.  Of the increase of $208,443, $200,000 results from the non-cash charge expensed for stock-based compensation for consulting.  Excluding that charge, general and administrative expenses would have increased by $8,443 in 2009 as compared to 2008, which is the net of small changes in a number of expense categories.  When reviewed net of the non-cash charge for consulting, general and administrative expenses are expected to increase in the remaining periods in this fiscal year as expenses are incurred to raise the additional capital needed to advance commercialization of our products.

Total other expense was $1,836 in the three month period ended February 28, 2009 compared to other income of $1,956 for the three-month periods ended February 29, 2008.  The other expense in 2009 is interest expense related to interest accrued on notes payable.  The other income in 2008 is interest income earned on funds on deposit in a savings account

Financial Position

We had $1,462 in cash and cash equivalents as of February 28, 2009, representing a decrease of $2,906 from November 30, 2008.  Working capital as of February 28, 2009, was a deficit of $613,091 compared to a deficit of $394,885 as of November 30, 2008. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period, coupled with increases in accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $50,871 was used for operating activities during the three months ended February 28, 2009.  This is a decrease of $101,378 as compared to the $152,249 used during the same period ended February 29, 2008.  Also, during the three months ended February 28, 2009, net cash of $8,485 was used for the purchase of intangible assets.  This compares with $16,061 used for the purchase of intangible assets for the same period ended February 29, 2008.   As of February 28, 2009, our current liabilities totaled $696,160, and we had a working capital deficit of $613,091.  As of February 28, 2009, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of February 28, 2009, we had accounts payable and accrued liabilities totaling $696,160.  At February 28, 2009, we had cash and cash equivalents of $1,462.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

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

FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  We adopted SFAS 157 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis.  The adoption of FAS 157 had no material impact on our consolidated financial statements.

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

FAS 161 – In March 2008 the Financial Accounting Standard Board (“FASB”) released Statement of Financial Accounting Standards No 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-

risk-related contingent features in derivative agreements.  The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of FAS 161 had no material impact on our consolidated financial statements.

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

SFAS 163 – In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  The Statement also required expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 163 will have a material impact on our financial statements.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2008, we authorized the issuance of 1,000,000 shares of our restricted common stock to Smith Consulting Services, Inc. for consulting services.

In December, 2008, our Board of Directors approved stock options grants to purchase 900,000 shares of common stock to a certain employee and a board member, resulting in a non-cash charge of $151,900, which is being expensed ratably over the shorter of the vesting period of the requisite service period of the stock option grant.  See Note 4 to our consolidated financial statements above.

Subsequent to period ending, we authorized the issuance of 200,000 restricted shares of our common stock to be sold through a private placement at $0.10 per share.  The shares were issued subsequent to the end of the period and are included in the number of shares issued and outstanding reported on the cover page of this Form 10-Q.

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

Registration statement on Form 10-SB filed May 14, 2002, as amended on September 10, 2002, November 19, 2002 and December 9, 2002*

Annual Report on Form 10KSB for the year ended November 30, 2005 and filed on March 7, 2006*

Annual Report on Form 10KSB for the year ended November 30, 2006 and filed on March 15, 2007*

Current Report on Form 8-K dated January 22, 2008 and filed February 12, 2008*

Annual Report on form 10-KSB for the year ended November 30, 2007 and filed on February 28, 2008*

Annual Report on form 10-KSB for the year ended November 30, 2008 and filed on March 16, 2009*

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

Date: April 13, 2009	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: April 13, 2009	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)