Form 10-Q
period 2009-05-31
GeNOsys, Inc.
filed 2009-07-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  [  ]

Accelerated Filer                      [   ]

Non-Accelerated Filer    [  ]

Smaller reporting company     [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 13, 2009
Common Stock, $0.001 par value	47,666,774 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of May 31, 2009, and November 30, 2008

  3

Condensed Consolidated Statements of Operations

For the three and six months ended May 31, 2009 and 2008 and for the period of the development stage (June 30, 2005) through May 31, 2009

 4

Condensed Consolidated Statements of Cash Flows

For the six months ended May 31, 2009 and 2008 and for the period of the development stage (June 30, 2005) through May 31, 2009

  5

Notes to Condensed Consolidated Financial Statements

  6

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4T:  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds

15

Item 5:  Other Information

15

Item 6:  Exhibits

16

Signatures

17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2009 (Unaudited)	November 30, 2008 (Audited)
Current assets:
Cash and cash equivalents	$354	$4,368
Prepaid expenses	67,629	94,394
Total current assets	67,983	98,762
Property and equipment, net of accumulated depreciation and amortization of $121,454 and $99,650, respectively	85,400	107,203
Patents, net of amortization of $14,254 and $10,077, respectively	75,316	59,892
TOTAL ASSETS	$228,699	$265,857
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$78,505	$66,292
Accounts payable, Related party	11,559	14,414
Accrued liabilities	375,097	163,441
Accrued liabilities, Related party	291,996	192,000
Loans payable, Related party	141,650	57,500
Total current liabilities	898,807	493,647
Total liabilities	898,807	493,647
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 47,666,774 and 46,466,774 shares issued and outstanding at May 31, 2009 and November 30, 2008, respectively	47,667	46,467
Additional paid-in capital	3,762,189	3,415,965
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(4,402,040)	(3,612,298)
Total stockholders’ deficit	(670,108)	(227,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,699	$265,857

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Six Months		(June 30, 2005)
	Ended May 31,		Ended May 31,		To May 31,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	106,199	118,245	205,857	253,827	1,903,391
General and administrative	131,436	86,265	452,493	198,879	2,058,005
Stock based compensation	65,464	94,115	127,424	187,500	587,290

Total operating expenses	303,099	298,625	785,774	640,206	4,548,686

Net income (loss) from operations	(303,099)	(298,625)	(785,774)	(640,206)	(4,548,686)

Other income (expense):
Interest income	-	375	-	2,332	82,206
Gain (loss) on disposal of asset	-	-	-	-	(414)
Interest expense	(2,032)	-	(3,868)	-	(3,868)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(2,032)	375	(3,868)	2,332	78,024

Net income (loss) before income taxes	(305,131)	(298,250)	(789,642)	(637,874)	(4,470,662)

Provision for income tax	100	-	100	-	500

Income (loss) from continuing
operations	(305,231)	(298,250)	(789,742)	(637,874)	(4,471,162)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(305,231)	$(298,250)	$(789,742)	$(637,874)	$(4,402,040)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.02)	$(.02)	$(.10)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.02)	$(.10)

Basic and diluted weighted average number of common shares outstanding	47,658,078	45,962,015	47,393,148	45,921,474	45,970,452

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2009	For the Six Months Ended May 31, 2008	From Beginning of Development Stage (June 30, 2005) to May 31, 2009
Cash flows from operating activities:
Net loss	$(789,742)	$(637,874)	$(4,402,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,980	25,731	136,196
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	-	-	414
Stock-based compensation	127,424	187,500	587,290
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	200,000	8,536	546,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	26,765	(37,310)	(67,504)
Increase (Decrease) in accounts payable	12,213	43,575	78,503
Increase (Decrease) in accounts payable - Related party	(2,855)	(13,340)	11,559
Increase (Decrease) in accrued liabilities	211,656	75,929	374,997
Increase (Decrease) in accrued liabilities – Related party	99,996	-	291,996
Increase (Decrease) in tax payable	-	-	100
Net cash used in operating activities	(88,563)	(347,253)	(2,519,726)

Cash flows from investing activities:
Purchase of intangible assets	(19,601)	(27,543)	(89,273)
Purchase of equipment	-	(1,021)	(207,501)
Net cash provided by (used in) investing activities	(19,601)	(28,564)	(296,774)

Cash flows from financing activities:
Issuance of common stock for cash	20,000	117,000	2,647,053
Cash from discontinued operations	-	-	(19,777)
Proceeds from loans payable – Related party	91,650	-	149,150
Payments on loans payable – Related party	(7,500)	-	(7,500)
Net cash provided by financing activities	104,150	117,000	2,768,926

Net increase (decrease) in cash	(4,014)	(258,817)	(47,574)
Cash at beginning of the period	4,368	280,105	47,928
Cash at end of the period	$354	$21,288	$354

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	100	100	500
Stock issued for services	200,000	8,536	546,036

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements of GeNOsys, Inc. (the “Company”), have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2008 Annual Report on Form 10-K. The results of operations for the three and six months ended May 31, 2009, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2009. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2008 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of May 31, 2009, the Company had accounts payable and accrued liabilities totaling $898,807.  At May 31, 2009, the Company had cash and cash equivalents of $354.  Management knows that existing cash and cash equivalents will be insufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 was effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  The Company adopted SFAS 157 on December 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis.  The adoption of FAS 157 had no material impact on the Company’s consolidated financial statements.

FAS 160 – In December 2007, the FASB issued FAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  FAS 160 was effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 160 will have an impact on business combination once adopted, but the effect is dependent upon acquisitions at that time.

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

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained.  An entity is to apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company does not believe that the adoption of SFAS 165 will result in significant changes in the subsequent events that it reports.

SFAS 166 – In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS 166 is effective occurring on or after November 15, 2009.  The Company does not expect the adoption of SFAS 166 will have a material impact on its financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for an entity’s first fiscal period that begins after November 15, 2009.  The Company does not expect the adoption of SFAS 167 will have a material impact on its financial statements.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities Exchange Commission.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 167 will have a material impact on its financial statements.

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

A summary of the status of the Company’s option plans as of December 1, 2008, and changes during the six months ended May 31, 2009, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Intrinsic Value
Outstanding at beginning of year	1,800,000	$ .68	8.11 years
Granted	900,000.20		8.07 years
Forfeited	-	-
Outstanding at May 31, 2009	2,700,000	$ .52	8.10 years	-
Exercisable at May 31, 2009	1,191,663.59		8.11 years	-
Non-vested at May 31, 2009	1,508,337.46		8.09 years	-

The following table summarizes information about stock options outstanding at May 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 31, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of May 31, 2009	Wtd. Avg. Exercise Price

$ .66	1,100,000	8.07 years	$ .66	741,663	$ .66
$ .71	100,000	8.17 years	$ .71	50,000	$ .71
$ .72	600,000	8.07 years	$ .72	200,000	$ .72
$ .20	900,000	8.07 years	$ .20	200,000	$ .20
	2,700,000.52			1,191,663.59

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following are the weighted-average assumptions used for grants:  (i) Grants made in June, July and November, 2007 -  average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%; (ii) The grant made in December, 2007 - risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%; and (iii) The grant made in December 2008 - risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  For the three and six-month periods ended May 31, 2009 the Company recognized stock based compensation expense of $65,464 and $127,424, respectively.  For the three and six month periods ended May 31, 2008, the Company recognized stock based compensation expense of $94,115 and $187,500, respectively.  As of May 31, 2009, total stock based compensation related to non-vested awards not yet recognized was $468,266 with a weighted average recognition period of 8.09 years.  As of May 31, 2008, total stock based compensation related to non-vested awards not yet recognized was $577,416 with a weighted average recognition period of 9.34 years.

The weighted-weighted average grant-date fair value of options granted during the six month period ended May 31, 2009, was $0.17.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the three and six month periods ending May 31, 2009 and  2008 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Common Stock

On December 31, 2008, the Company approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Smith Consulting Services for services rendered.  The closing price of the stock on December 31, 2008 was $0.20 per share, resulting in a $200,000 non-cash charge which was fully recognized in the three month period ended February 28, 2009.

On March 6, 2009, the Board of Directors approved the issuance of 200,000 shares of the Company’s restricted common stock in a private placement to an accredited investor.  Net proceeds of $20,000 were received from this private placement transaction.

(9)

Related Party Transaction

The Company has issued convertible notes payable to officers for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

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

Results of Operations

The following table presents our results of operations for the three and six months ended May 31, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended May 31,		Ended May 31,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	106,199	118,245	205,857	253,827
General and administrative	131,436	86,265	452,493	198,879
Stock based compensation charges	65,464	94,115	127,424	187,500

Total operating expenses	303,099	298,625	785,774	640,206

Net income (loss) from operations	(303,099)	(298,625)	(785,774)	(640,206)

Other income (expense):
Interest income	-	375	-	2,332
Gain (loss) on disposal of asset	-	-	-	-
Interest expense	(2,032)		(3,868)
Other income (expense)	-	-	-	-

Total other income (expense), net	(2,032)	375	(3,868)	2,332

Net income (loss) before income taxes	(305,131)	(298,250)	(789,642)	(637,874)

Provision for income tax	100	-	100	-

Income (loss) from continuing operations	$(305,231)	$(298,250)	$(789,742)	$(637,874)

For the Three Months Ended May 31, 2009 and 2008

During the three-month period ended May 31, 2009, we had a net loss of $305,231.  This compares to a net loss of $298,250 for the comparable period ended May 31, 2008.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses, excluding stock-based compensation charges, were $106,199 and $118,245, respectively, for the three-month periods ended May 31, 2009 and 2008.   The decrease in R&D expenditures results from reduced consulting fees and lower travel expenses.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to increase.

General and administrative expenses were $131,436 and $86,265, respectively, for the three-month periods ended May 31, 2009, and 2008.  The increase results primarily from $24,000 in additional consulting fees and $9,000 in additional professional fees, with small increases and decreases in a number of other expense categories.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to bring our products to market.

Non-cash stock based compensation charges of $65,464 were recognized for the three month period ended May 31, 2009.  This compares to a charge of $94,115 made for the same period in 2008.  The reduction is due to a number of stock option grants which became fully vested in 2008.  As the expense is recorded over the vesting period, there were no 2009 charges relating to those option grants.

Total other expense was $2,032 for the three month period ended May 31, 2009.  This compares to total other income of $375 for the three month period ended May 31, 2008.  The charge in 2009 is for interest charges accrued on notes payable.  The earnings in 2008 were for interest earned on funds held in a savings account.

For the Six Months Ended May 31, 2009 and 2008

During the six-month period ended May 31, 2009, we had a net loss of $789,742.  This compares to a net loss of $637,874 for the six-month period ended May 31, 2008.  Net loss per common share for these periods was $(.02) and $(.02), respectively.

R&D expenses were $205,857 and $253,827, respectively, for the six-month periods ended May 31, 2009 and 2008.   The decrease in R&D expenditures results from reduced consulting fees and travel expenses.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to increase through the balance of 2009.

General and administrative expenses were $452,493 and $198,879, respectively, for the six-month periods ended May 31, 2009, and 2008, an increase of $253,614.  Of the increase, $200,000 results from the non-cash charge taken for the issuance of common stock for consulting services.  The majority of the remaining increase results from increased consulting and professional fees.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred in raising the additional capital needed to bring our products to market.

Non-cash stock based compensation charges of $127,424 were made for the six month period ended May 31, 2009.  This compares to a charge of $187,500 recognized for the six months ended May 31, 2008.  The reduction is due to a number of stock option grants which became fully vested in 2008.  As the expense is recorded over the vesting period, there were no 2009 charges relating to those option grants.

Total other expense was $3,868 for the six-month period ended May 31, 2009 compared to other income of $2,332 for the six month period ended May 31, 2008.  The 2009 charge results from interest charges accrued on notes payable.  The 2008 earnings were for interest earned from funds in a savings account

Financial Position

                We had $354 in cash and cash equivalents as of May 31, 2009, representing a decrease of $4,014 from the $4,368 in cash as of November 30, 2008.  Working capital as of May 31, 2009, was a deficit of $830,824 compared to a deficit of $394,885 as of November 30, 2008. This decrease in cash and working capital was primarily due to cash and cash equivalents used to fund our operating loss for the period, coupled with increases in accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. Net cash of $88,563 was used for operating activities during the six months ended May 31, 2009.  This is a decrease of $258,690 as compared to the $347,253 used during the same period ended May 31, 2008.  Also, during the six months ended May 31, 2009, net cash of $19,601 was used for the purchase of intangible assets.  This compares with $28,564 used for the purchase of intangible assets and equipment for the same period ended May 31, 2008.   As of May 31, 2009, our current liabilities totaled $898,807, and we had a working capital deficit of $830,824.  As of May 31, 2009, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of May 31, 2009, we had accounts payable and accrued liabilities totaling $898,807.  At May 31, 2009, we had cash and cash equivalents of $354.  We know that existing cash and cash equivalents will be insufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on acceptable terms, if at all.  If we fail to obtain additional financing we will have no choice but to suspend development activity.

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

Item 4T.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 5.  Other Information.

On June 10, 2009, Clark M. Mower resigned from the position of Director and Chairman of the Board.  At a meeting of the Board of Directors held June 12, 2009, John W.R. Miller was appointed to serve as Chairman of the Board.

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

Date: July 13, 2009	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: July 13, 2009	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)