Form 10-Q
period 2009-08-31
GeNOsys, Inc.
filed 2009-10-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

or

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

Yes ☐  No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 14, 2009
Common Stock, $0.001 par value	47,666,774 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of August 31, 2009, and November 30, 2008

  3

Condensed Consolidated Statements of Operations

For the three and nine months ended August 31, 2009 and 2008 and for the period of the development stage (June 30, 2005) through August 31, 2009

 4

Condensed Consolidated Statements of Cash Flows

For the nine months ended August 31, 2009 and 2008 and for the period of the development stage (June 30, 2005) through August 31, 2009

  5

Notes to Condensed Consolidated Financial Statements

  6

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4T:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds

15

Item 5:  Other Information

16

Item 6:  Exhibits

17

Signatures

18

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2009 (Unaudited)	November 30, 2008 (Audited)
Current assets:
Cash and cash equivalents	$20,501	$4,368
Prepaid expenses	41,165	94,394
Total current assets	61,666	98,762
Property and equipment, net of accumulated depreciation and amortization of $132,197 and $99,650, respectively	74,656	107,203
Patents, net of amortization of $16,841 and $10,077, respectively	84,578	59,892
TOTAL ASSETS	$220,900	$265,857
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,235	$66,292
Accounts payable, Related party	11,559	14,414
Accrued liabilities	451,275	163,441
Accrued liabilities, Related party	333,994	192,000
Loans payable, Related party	311,405	57,500
Total current liabilities	1,185,468	493,647
Total liabilities	1,185,468	493,647
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 47,666,774 and 46,466,774 shares issued and outstanding at August 31, 2009 and November 30, 2008, respectively	47,667	46,467
Additional paid-in capital	3,827,650	3,415,965
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(4,761,961)	(3,612,298)
Total stockholders’ deficit	(964,568)	(227,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$220,900	$265,857

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Nine Months		(June 30, 2005)
	Ended August 31,		Ended August 31,		To August 31,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	178,149	146,541	384,006	400,369	2,081,539
General and administrative	113,672	91,624	566,165	290,503	2,171,678
Stock based compensation	65,461	94,116	192,885	281,616	652,751

Total operating expenses	357,282	332,281	1,143,056	972,488	4,905,968

Net income (loss) from operations	(357,282)	(332,281)	(1,143,056)	(972,488)	(4,905,968)

Other income (expense):
Interest income	-	47	-	2,379	82,206
Gain (loss) on disposal of asset	-	-	-	-	(414)
Interest expense	(2,639)	-	(6,507)	-	(6,507)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(2,639)	47	(6,507)	2,379	75,385

Net income (loss) before tax	(359,921)	(332,234)	(1,149,563)	(970,109)	(4,830,583)

Provision (benefit) for income tax	-	115	100	115	500

Income (loss) from continuing
operations	(359,921)	(332,349)	(1,149,663)	(970,224)	(4,831,083)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(359,921)	$(332,349)	$(1,149,663)	$(970,224)	$(4,761,961)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.02)	$(.02)	$(.10)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.02)	$(.10)

Basic and diluted weighted average number of common shares outstanding	47,666,774	46,148,787	47,485,022	46,002,850	46,082,808

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2009	For the Nine Months Ended August 31, 2008	From Beginning of Development Stage (June 30, 2005) to August 31, 2009
Cash flows from operating activities:
Net loss	$(1,149,663)	$(970,224)	$(4,761,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,311	38,954	149,527
Gain on the disposal of discontinued operations	-	-	(71,253)
Loss on disposal of equipment	-	-	414
Stock-based compensation	192,885	281,616	652,751
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	200,000	8,536	546,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	53,229	(37,197)	(41,042)
Increase (Decrease) in accounts payable	10,943	55,048	77,235
Increase (Decrease) in accounts payable – Related party	(2,855)	-	11,559
Increase (Decrease) in accrued liabilities	287,834	195,622	451,175
Increase (Decrease) in accrued liabilities – Related party	141,994	(9,340)	333,994
Increase (Decrease) in tax payable	-	(100)	100
Net cash used in operating activities	(226,322)	(437,085)	(2,657,485)

Cash flows from investing activities:
Purchase of intangible assets	(31,450)	(27,543)	(101,122)
Purchase of equipment	-	(1,021)	(207,501)
Net cash provided by (used in) investing activities	(31,450)	(28,564)	(308,623)

Cash flows from financing activities:
Issuance of common stock for cash	20,000	153,500	2,647,053
Proceeds from loans payable – Related party	261,405	36,000	318,905
Payments on loans payable – Related party	(7,500)	-	(7,500)
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	273,905	189,500	2,938,681
Net increase (decrease) in cash	16,133	(276,149)	(27,427)
Cash at beginning of the period	4,368	280,105	47,928
Cash at end of the period	$20,501	$3,956	$20,501
Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	$100	$-	$500
Stock issued for services	$200,000	$8,536	$546,036

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2008 Annual Report on Form 10-K. The results of operations for the three and nine months ended August 31, 2009, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2009. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2008 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of August 31, 2009, the Company had accounts payable and accrued liabilities totaling $1,185,468.  At August 31, 2009, the Company had cash and cash equivalents of $20,501.  Management knows that existing cash and cash equivalents will be insufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

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

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained.  An entity is to apply the requirements to interim or annual financial periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for the quarter ended August 31, 2009 and have evaluated any subsequent events through October 13, the date the financials are issued.

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

A summary of the status of the Company’s option plan as of December 1, 2008, and changes during the nine months ended August 31, 2009, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Intrinsic Value
Outstanding at beginning of year	1,800,000	$ .68	7.86 years
Granted	900,000.20		7.82 years
Forfeited	-	-
Outstanding at August 31, 2009	2,700,000	$ .52	7.85 years	-
Exercisable at August 31, 2009	1,246,662	$ .59	7.86 years	-
Non-vested at August 31, 2009	1,453,338	$ .46	7.84 years	-

The following table summarizes information about stock options outstanding at August 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 31, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of August 31, 2009	Wtd. Avg. Exercise Price

$ .66	1,100,000	7.82 years	$ .66	796,662	$ .66
$ .71	100,000	7.92 years	$ .71	50,000	$ .71
$ .72	600,000	7.82 years	$ .72	200,000	$ .72
$ .20	900,000	7.82 years	$ .20	200,000	$ .20
	2,700,000		$ .52	1,246,662	$ .60

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following are the weighted-average assumptions used for grants:  (i) Grants made in June, July and November, 2007 -  average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%; (ii) The grant made in December, 2007 - risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%; and (iii) The grant made in December 2008 - risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  For the three and nine-month periods ended August 31, 2009 the Company recognized stock based compensation expense of $65,461 and $192,885, respectively.  For the three and nine month periods ended August 31, 2008, the Company recognized stock based compensation expense of $94,116 and $281,616, respectively.  As of August 31, 2009, total stock based compensation related to non-vested awards not yet recognized was $402,803 with a weighted average recognition period of 7.84 years.  As of August 31, 2008, total stock based compensation related to non-vested awards not yet recognized was $483,301 with a weighted average recognition period of 9.09 years.

The weighted-weighted average grant-date fair value of options granted during the nine month period ended August 31, 2009, was $0.17.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the three and nine month periods ending August 31, 2009 and 2008 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

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

(10)

Subsequent Events

The Company has adopted SFAS 165, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements are issued or were available to be issued on the disclosed date.  SFAS 165 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date the balance sheet (that is, recognized subsequent events), and the second type consists of events that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events).

The Company has evaluated subsequent events through October 15, 2009, the date the financial statements are issued, and has concluded that no recognized or nonrecognized events have occurred since the quarter ended August 31, 2009.

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

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 12 months.

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

Results of Operations

The following table presents our results of operations for the three and nine months ended August 31, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	178,149	146,541	384,006	400,369
General and administrative	113,672	91,624	566,165	290,503
Stock based compensation charges	65,461	94,116	192,885	281,616

Total operating expenses	357,282	332,281	1,143,056	972,488

Net income (loss) from operations	(357,282)	(332,281)	(1,143,056)	(972,488)

Other income (expense):
Interest income	-	47	-	2,379
Interest expense	(2,639)	-	(6,507)	-

Total other income (expense), net	(2,639)	47	(6,507)	2,379

Net income (loss) before income taxes	(359,921)	(332,234)	(1,149,563)	(970,109)

Provision for income tax	-	115	100	115

Income (loss) from continuing operations	$(359,921)	$(332,349)	$(1,149,663)	$(970,224)

For the Three Months Ended August 31, 2009 and 2008

During the three-month period ended August 31, 2009, we had a net loss of $359,921.  This compares to a net loss of $332,349 for the comparable period ended August 31, 2008.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $178,149 and $146,541, respectively, for the three-month periods ended August 31, 2009 and 2008.   The increase in R&D expenditures results primarily from increased consulting fees, offset in part by increases and decreases in a number of other expense categories.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to further increase.

General and administrative expenses were $113,672 and $91,624, respectively, for the three-month periods ended August 31, 2009, and 2008.  The increase results primarily from increased consulting and legal fees, offset in part by smaller increases and decreases in a number of other expense categories.  General and administrative expenses are expected to continue to increase in the remaining periods in this fiscal year as expenses are incurred  to bring our products to market.

Non-cash stock based compensation charges of $65,461 were recognized for the three month period ended August 31, 2009.  This compares to a charge of $94,116 for the same period in 2008.  The reduction is due to a number of stock option grants which became fully vested in 2008.  As the expense is recorded over the vesting period, there were no 2009 charges relating to those option grants that became fully vested in 2008.

Total other expense was $2,639 for the three month period ended August 31, 2009.  This compares to total other income of $47 for the three month period ended August 31, 2008.  The charge in 2009 is for interest charges accrued on notes payable.  The earnings in 2008 were from interest earned on funds held in a savings account.

For the Nine Months Ended August 31, 2009 and 2008

During the nine-month period ended August 31, 2009, we had a net loss of $1,149,663.  This compares to a net loss of $970,224 for the nine-month period ended August 31, 2008.  Net loss per common share was $(.02) for each of these periods.

R&D expenses were $384,006 and $400,369, respectively, for the nine-month periods ended August 31, 2009 and 2008.   The decrease in R&D expenditures results primarily from reduced consulting fees and travel expenses.  As the documentation preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to increase through the balance of 2009.

General and administrative expenses were $566,165 and $290,503, respectively, for the nine-month periods ended August 31, 2009, and 2008, an increase of $275,662.  Consulting charges in 2009 are $300,000 higher than in 2008, with $200,000 of the increase attributable to the non-cash charge taken for the issuance of common stock for consulting services.  The remaining expense categories show a net decrease in 2009 as compared to 2008.  General and administrative expenses are expected to continue to increase in the remaining period in this fiscal year as expenses are incurred in raising the additional capital required to bring our products to market.

Non-cash stock based compensation charges of $192,885 were made for the nine month period ended August 31, 2009.  This compares to a charge of $281,616 recognized for the nine months ended August 31, 2008.  The reduction is due to a number of stock option grants which became fully vested in 2008.  As the expense is recorded over the vesting period, there were no 2009 charges relating to those option grants that became fully vested in 2008.

Total other expense was $6,507 for the nine-month period ended August 31, 2009 compared to other income of $2,379 for the nine month period ended August 31, 2008.  The 2009 charge results from interest charges accrued on notes payable.  The 2008 earnings were from interest earned on funds in a savings account

Financial Position

We had $20,501 in cash and cash equivalents as of August 31, 2009, representing an increase of $16,133 from the $4,368 in cash as of November 30, 2008.  Working capital as of August 31, 2009, was a deficit of $1,123,802 compared to a deficit of $394,885 as of November 30, 2008. The increase in cash results from funds loaned to the company by officers.  The increased working capital deficit was primarily due to increases in notes payable and accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities and loans from related parties.  Net cash of $226,322 was used for operating activities during the nine months ended August 31, 2009.  This is a decrease of $210,763 as compared to the $437,085 used during the same period ended August 31, 2008.  Also, during the nine months ended August 31, 2009, net cash of $31,450 was used for the purchase of intangible assets.  This compares with $28,564 used for the purchase of intangible assets and equipment

for the same period ended August 31, 2008.   As of August 31, 2009, our current liabilities totaled $1,185,468, and we had a working capital deficit of $1,123,802.  As of August 31, 2009, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of August 31, 2009, we had accounts payable and accrued liabilities totaling $1,185,468.  At August 31, 2009, we had cash and cash equivalents of $20,501.  We know that existing cash and cash equivalents will be insufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on acceptable terms, if at all.  If we fail to obtain additional financing we will have no choice but to suspend development activity.

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

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Chief Executive Officer, Mr. John W.R. Miller, has been providing funds to the Company on an as needed basis to enable the Company to continue to operate.  The Company has issued to Mr. Miller convertible notes baring an interest rate of 5 percent per annum.  The notes may be converted to common stock, at the election of Mr. Miller, at the lower of 125% of the closing price per share of the Company’s common stock on the date the note was issued or the closing price of the stock on the date of conversion.  The Company may elect to automatically convert the notes to stock upon the closing and receipt of $500,000 or more in funding, using the same conversion calculation as earlier described.

Following is a table detailing the notes that have been issued during the Company’s current fiscal year:

Date of Note	Note Amount	125% of Stock Closing Price	Number of Shares Converted
Dec. 17, 2008	$ 2,000	$0.25	8,000
Dec. 22, 2008	1,850	0.25	7,400
Jan. 8, 2009	30,000	0.56	53,333
Feb. 2, 2009	10,000	0.38	26,667
Feb. 27, 2009	4,200	0.30	14,000
Mar. 12, 2009	4,000	0.24	16,842
April 1, 2009	4,500	0.19	24,000
April 3, 2009	1,500	0.19	8,000
April 14, 2009	3,700	0.19	19,733
April 15, 2009	800	0.30	2,667
April 28, 2009	7,200	0.19	38,400
May 13, 2009	2,000	0.14	14,545
May 21, 2009	4,000	0.13	32,000
June 8, 2009	7,000	0.25	28,000
July 2, 2009	20,500	0.50	41,000
July 6, 2009	6,900	0.50	13,800
July 7, 2009	6,000	0.50	12,000
July 14, 2009	9,000	0.38	24,000
Aug. 4, 2009	52,500	0.23	233,333
Aug. 27, 2009	20,000	0.19	106,667
Aug. 31, 2009	7,000	0.19	37,333
Sept. 1, 2009	10,000	0.19	53,333
Sept. 15, 2009	7,000	0.20	35,000
Sept. 21, 2009	10,000	0.36	27,586
Oct. 1, 2009	10,365	0.33	31,892
Oct 2, 2009	30,000	0.33	92,308
Oct. 12, 2009	15,000	0.19	80,000

Total	$ 287,015		1,081,839

Assuming the above notes are converted at the current closing price for our common stock ($0.15 per share on October 13, 2009) 1,949,979 shares of the Company’s restricted common stock would be issued to Mr. Miller.

We issued all of these securities to Mr. Miller as an “accredited investor.” We believe that the offer and sale of these securities is exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and from various similar state exemptions.

Item 5.  Other Information.

None.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Date: October 15, 2009	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller Chief Executive Officer and Director (Principal Executive Officer)
Date: October 15, 2009	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)