Form 10-K
period 2009-11-30
GeNOsys, Inc.
filed 2010-03-01
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  [   ]    No  [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information

statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

The market value of the voting and non-voting common stock presently held by non-affiliates is $972,532, based on 16,208,869 shares held by non-affiliates.  These shares were valued at the last trade of the Registrant’s common stock on the OTCBB on February 26, 2009, of $0.06 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 1, 2010, the Registrant had 48,026,774 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

Form 10-K

GeNOsys, Inc.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   10

Item 2.  Properties

   10

Item 3.  Legal Proceedings

   10

Item 4.  Submission of Matters to a Vote of Security Holders

   10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

     Issuer Purchases of Equity Securities

   11

Item 6.  Selected Financial Data

   13

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results

     of Operations

   13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   19

Item 8.  Financial Statements and Supplementary Data

   20

Item 9.  Changes in and Disagreements with Accountants on Accounting and

     Financial Disclosures

   37

Item 9A(T).  Controls and Procedures

   37

Item 9B.   Other Information

   38

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

   39

Item 11.  Executive Compensation

   42

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     And Related Stockholder Matters

   45

Item 13.  Certain Relationships and Related Transactions, and Director Independence

   48

Item 14.  Principal Accountant Fees and Services

   48

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   50

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

     On August 18, 2005, GeNOsys Nevada entered into a Merger Agreement with The Autoline Group, Inc. (“Autoline”), a Utah corporation incorporated June 29, 2001, and publicly traded on the over-the-counter bulletin board market (“OTCBB”), whereby the shareholders exchanged 100 percent of their equity interest on a 1 for 1 basis for comparable equity securities of Autoline.  The legal capital structure of the business combination has GeNOsys Nevada being the wholly owned subsidiary of Autoline.  As the business combination is accounted for as a reverse merger, GeNOsys Nevada is deemed to be the acquirer of Autoline.  Upon the closing of the Merger Agreement, the name of the Company was changed to “GeNOsys, Inc.” (“GeNOsys”), and the Company’s trading symbol on the OTCBB changed to “GNYS.”

Description of the Business

     We are a medical research and development company specializing in pharmaceutical, bio-technical and medical gas generating systems.  The primary gas our systems will generate is medical grade nitric oxide, along with other various combinations of beneficial medical gases suitable for the treatment of human conditions and diseases.  The gases also have other potential uses, such as the treatment of animals by veterinarians and the sterilization of equipment and devices.

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

     We estimate that non-clinical laboratory sales could take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our desktop generator earlier into the market as laboratory equipment will pave the way for sales of our medical generators and proprietary tablets and compounds, but expected financial contributions from non-medical generator and tablet sales will not be sufficient to fund the substantial costs of the FDA approval process for human medical uses.  We expect that contributions from laboratory sales will be able to cover all or part of our manufacturing and set-up costs and contribute to our overall profitability in due time, but believe that we will also require additional funding, which we are currently working to secure.

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

     Our objectives are to establish GeNOsys (generated nitric oxide systems) as the premier nitric oxide generating pharmaceutical company and to:

•

manufacture and sell medical grade nitric oxide generators and tablets and compounds for use in the relief of human diseases;

•

offer value added services such as custom generators adapted for the treatment of various diseases;

•

hire staff both currently identified and unidentified to implement our business model; and

•

obtain FDA approval of our generating systems.

     Principal Products or Services and Their Markets

     Our principal products are our patented nitric oxide gas generators and our proprietary nitric oxide producing tablet medium.  It is our objective to be the significant supplier of medical grade nitric oxide gas to end users in both the domestic and international markets.

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

•

Data obtained from treatment of TB can be utilized in a submission to the FDA for approval

•

TB patients often are concurrently infected with other diseases.  Treating TB patients will provide valuable data on the effectiveness of nitric oxide for additional applications

     The 2010 market for all anti-TB drugs is projected by The Global Alliance for TB Drug Development (“The TB Alliance”) to be between $612 million and $670 million with the potential market for a new anti-TB drug estimated to be between $316 million and $345 million. The TB market provides a number of significant advantages as the initial target market.  WHO and The TB Alliance have made the development of a new anti-TB drug one of their highest priorities in order to halt the world health threat posed by TB, particularly MDR-TB and XDR-TB

     The current treatment regimen adopted by The TB Alliance and WHO is the directly observed treatment, short-course (“DOTS”).  Utilizing this treatment method, patients are brought into hospitals and clinics for two weeks, during which time medical personnel directly observe the patient taking the prescribed medications.  To incentivize patients to enter the DOTS treatment program, they are paid while at the clinic or hospital and, upon leaving, are provided additional money and food.  However, DOTS is cumbersome and labor intensive, particularly because currently available anti-TB drugs require a minimum treatment of 6 months.  Many patients experience unpleasant side effects which are common with patients on antibiotic regiments, such as digestive problems and diarrhea, and adherence with the relatively long course of treatment is poor.  Such non-adherence commonly leads to treatment failure and the development of drug resistance.

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

     It is the belief of management that our nitric oxide treatment method meets all three of the above criteria.

     While TB will be the initial market targeted for the aforementioned reasons, nitric oxide is not a single indication or single market drug.  Nitric oxide has antifungal, antiviral and antibacterial properties, and recently many research laboratories have begun research and development programs where nitric oxide gas is an integral part of the development of new drugs.  To date, research and subsequent treatment regimens have been held hostage by the high cost of cylinder medical grade nitric oxide gas.  We believe that the availability of on-site and on-demand production of our low cost medical grade nitric oxide gas will lead to greater use of the gas in treatment of both common and lethal diseases

     Our business plan includes a multi-track process of FDA and ISO 13485:2003 approvals. Clinical trials will be conducted under protocols which conform to FDA requirements and the data generated from those trials will then be used in our multi-track process of submitting and obtaining such FDA and ISO 13485:2003 approvals

     Our patented GeNOsys Nitric Oxide System is unique in its ability to produce medical grade nitric oxide gas on site and on demand.  The compressed cylinder gas method currently used to administer nitric oxide gas is expensive, charged at the rate of $138 per hour, up to a maximum of $12,000 per month per patient.  The compressed gas cylinders are heavy, hard to transport and store, and dangerous.  In addition, once used, they must be stored prior to being shipped back to the vendor to be re-filled.  Freight and storage costs are burdensome.  The most significant problem, however, is the cost currently charged in the US for medical grade nitric oxide gas.  Research using this medical gas that has potential to treat a wide range of diseases has been limited.

     In order to encourage research and to shorten the time line to positive cash flow, we plan to initiate sales of nitric oxide generators into research laboratories.  We believe that less stringent regulatory demands on researchers make this an attractive method of gaining access to the research community.  As sales increase in the laboratory market, new uses for the gas generator will be identified as well as new applications and dose ranges for other diseases that may be unknown at this time.  This new knowledge can be used to our advantage in customizing and updating generators for the new markets identified.

     Distribution Methods of the Products or Services

     In the United States, the FDA restricts sales of drugs that do not meet their approval.  Our strategy will be to use the data generated from TB clinical trials to obtain FDA approval.  Clinical trials have not yet begun and there can be no assurance that permission to conduct such trials will be granted.  Should we be successful in obtaining FDA approval, we will choose as our distribution channel appropriate distributors who have complimentary lines of products.  Because of the nature of the FDA approval process, there can be no assurance as to the actual timing or success of the product commercialization.

     As a market strategy we intend to involve key potential users of our products during clinical trials.  Early innovators will be sought to use our products in trials.  The early innovators are the best word of mouth advertisers in the medical community.  We intend to secure the services of several key individuals who may be specifically helpful in advancing our sales and marketing opportunities.

     Management anticipates that the non-medical laboratory use of the generator will stimulate customer contacts and create interest within the nitric oxide market in our products by demonstration and use. Management plans to engage a distributor to handle our marketing and distribution when appropriate.

     Competitive Business Conditions

     We are entering the medical device and therapy business.  Many of our competitors are larger and have more funding than we do.  Further, taking a pharmaceutical product or medical device or application to market requires significant resources and time.  Patents held on our generators, coupled with lower production costs of medical grade nitric oxide gas, may inhibit competitors from entry into the market.

     Regardless, we expect that all of our products under development will face intense competition from existing and future products marketed by large companies, including our generators and our proprietary compound formulation of tablets and compounds utilized to produce medical grade nitric oxide gas.  Nitric oxide is currently sold commercially by most major gas companies as a specialty gas mixture and calibration gas.  Most of these gases are not medical use gases. The major competitors in this industry are Praxair (Union Carbide), Airgas, Air Liquide (Liquid Air), AGA (Europe), British Oxygen and Mattheson Gas.

     Research is currently being done by numerous pharmaceutical companies, colleges and universities on various treatments utilizing nitric oxide gas.  Over 80,000 articles have been published on various nitric oxide experiments and another 4,000 to 5,000 are being published yearly.  It is anticipated that the findings of these studies will increase the current competition for medical uses of nitric oxide.

     Sources and Availability of Raw Materials and Names of Principal Suppliers

     The chemical substances that make up our proprietary compound formulation of tablets and compounds that will be utilized to produce nitric oxide gas in our generators are common substances that are available from a number of sources.

     Dependence on One or a Few Major Customers

     Our products have not received FDA approval to be marketed and we have not started production.  We therefore do not have any sales.  However, we do not anticipate that we will be dependent upon one or a few major customers for our success or for the sale of our products.  We believe the markets for nitric oxide gas are wide and varied and will continue to grow.  If our technology is successful in producing low cost nitric oxide gas for non-medical uses and for the treatment of human diseases and maladies as outlined above, management believes that the use of nitric oxide gas will increase substantially.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

        We have succeeded in obtaining the following rights with respect to our products:

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

•

Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004; and

•

Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     Management intends to continue filing patent applications or other applications that may protect our proprietary formulation of tablets and compounds that will be utilized to produce nitric oxide gas in our generators as the need arises. Following further development of our generators and proprietary compound formulation, we anticipate filing additional patent applications in the United States, Canada and other foreign countries, as appropriate.

     Need for Governmental Approval of Principal Products or Services

     One of our corporate strategies will be to produce nitric oxide gas for use in the treatment of human diseases and maladies. Those applications will require FDA approval, which approval process may be expected to take many years; approval is never assured, and the process is very time consuming and costly. We do not presently have the funds available for these purposes, and no assurance can be given that we will be able to secure the required funding for these planned applications of our products.  We have not yet started the FDA approval process.

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

     It is not presently anticipated that we will be manufacturing our generators or our nitric oxide tablet; we intend to develop our products through testing and then to contract the manufacture, sale and/or license of those products.

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

     Research and Development

     We have not commenced planned principal operations.  The development of our business plan and our Plan of Operation will require substantial expenditures for research and development of our products, including our generator and our proprietary tablet and compound formulation for production of nitric oxide gas.  See the Part II, Item 7, below, specifically, the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  It is estimated that our predecessors expensed approximately $900,000 in research and development of the patent and patent applications that we acquired under the merger with GeNOsys Nevada.

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

Item 2.  Properties.

     Our executive offices are located at 280 W. Riverpark Drive, Provo, Utah 84604.  We lease approximately 2,600 square feet at a lease price of $4,850 per month.  The lease agreement provides for increases of 2.5% on each anniversary date of the agreement term.  At November 2009, the monthly building lease is $5,110 per month with an additional $1,800 per month due for common area maintenance for a monthly total of $6,910.  Our lease is for a period of five years, commencing in November, 2006.  In addition, our original facility space, located at 5063 Riverpark Way, Provo, Utah 84604 is being utilized for our research and development.  It is a month-to-month lease with a monthly payment of $1,600.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No annual meeting or special shareholder meeting was held during the fiscal year ended November 30, 2009 and no matters were submitted for vote by shareholders.

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

STOCK QUOTATIONS (BID) *

	2009		2008
Quarter ended	High	Low	High	Low

November 30	$0.29	$0.09	$0.55	$0.15

August 31	$0.40	$0.15	$0.70	$0.35

May 31	$0.24	$0.04	$0.90	$0.51

February 28	$0.45	$0.15	$1.01	$0.60

*    The future sale of our presently outstanding “restricted securities” (common stock) by present members of management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Rule 144” below and Part III, Item 12.

     Holders of Record

     At February 26, 2010, there were approximately 203 holders of record of our common stock.  The number of holders of record was calculated by reference to our stock transfer agent’s books.

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

     Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,700,000	$ 0.52	300,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,700,000	$ 0.52	300,000

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

     The Plan is to be administered by our Compensation Committee, if any, or by our Board of Directors if there is no Compensation Committee.  Until a Compensation Committee is formed, our Board of Directors will administer the Plan.  The Board may establish a Compensation Committee and from time to time increase the size of that Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee.  The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

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

     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     From December 2007 through November 2009, the Company issued $455,570 of convertible notes payable to officers and directors for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

     On January 31, 2008, the Board of Directors consented to the issuance of 11,535 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $8,536 ($0.74 per share).

     On or about November 30, 2008, we completed the private sale of 423,639 shares of our common stock at a price of $0.50 per share for aggregate net proceeds of $205,949.

     On September 16, 2008, the Board of Directors consented to the issuance of 150,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $67,500 ($0.45 per share).

     On December 31, 2008, our Board of Directors approved the issuance of 1,000,000 shares of our common stock to Smith Consulting Services, Inc. (“SCS”) for services rendered.  The closing price of the stock on December 31, 2008, was $0.20 per share, resulting in a $200,000 non-cash charge, which was recorded in the first quarter of 2009.

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

     Purchases of Equity Securities by Us and Affiliated Purchasers

     From December 2007 through November 2009 the Company has issued convertible notes payable to officers and a director for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  If converted as of March 1, 2010, the notes would be convertible at approximately $0.06 per share.  At November 30, 2009 and 2008, the total of these convertible notes was $455,570 and $57,500, respectively. The Company has agreed to satisfy its obligations owing to one of the directors, John W.R. Miller, for $385,000 of funds he advanced to the Company by exchanging the $385,000, plus interest owed to Mr. Miller, for the issuance of shares of stock to third parties for the cancellation of an equal amount of obligations owed by Mr. Miller.  Mr. Miller will receive no compensation in connection with this transaction.

     Mr. Miller’s obligations to third parties resulted from him personally borrowing funds from such third parties with an agreement to convert such personal notes into shares of the stock held by him.  Each note is past due and payable in full.  The notes total $385,000 and bear interest at the rate of 5% per annum.  Each note is convertible into shares of Company stock held by Mr. Miller at the average rate of $0.15 per share.

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

     Overview

     We are in the development stage and have incurred cumulative net losses since inception.  We incurred negative cash flows from operating activities of $358,433 and $510,622 for the years ended November 30, 2009, and 2008, respectively.  Our products are in the development stage and are subject to regulatory approval by the FDA.  We have not yet begun the FDA approval process  Although we are confident that the products under development will be successfully tested and commercialized, there can be no assurance that such approvals will be received.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or licensing agreements and royalties.  We cannot assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.  In 2008 we made a private placement of 423,639 shares of our common stock, which sale generated net proceeds of $205,949.  In November 2009, we made a private placement of 200,000 shares of our common stock at a price of $0.10 per share for net proceeds of $20,000.

     During 2008 and 2009 we issued convertible promissory notes to officers of the Company for funds received.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  The following table summarizes the funds received during the years ended November 30, 2009 and 2008, and the number of shares that would be issued had all the notes been converted at November 30, 2009, which conversion would have been at the closing price on November 30, 2009, or a rate of $0.10 per share:

		Shares to be Issued
	Face Amount of	at a November 30,
	Notes Issued	2009 Conversion

Notes issued for year ended November 30, 2008	$ 57,500	575,000
Notes issued for year ended November 30, 2009	398,070	3,980,700

Total	$ 455,570	4,555,700

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

Financial Position

     The table below presents a summary of our consolidated balance sheets at November 30, 2009, and 2008.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Nov. 30, 2009	Year ended Nov 30, 2008	Increase (Decrease)
Cash and cash equivalents	$ 28,115	$ 4,368	$ 23,747
Total current assets	42,793	98,762	(55,969)
Total assets	193,286	265,857	(72,571)
Total current liabilities	1,347,096	493,647	853,449
Deficit accumulated during the development stage	(5,016,664)	(3,612,298)	(1,404,366)
Total stockholders’ deficit	$ (1,153,810)	$ (227,790)	$ (926,020)

     We had $28,115 in cash as of November 30, 2009.  This is an increase of $23,747 from November 30, 2008.  We had a working capital deficit of $1,304,303 at November 30, 2008, as compared to working capital deficit of $394,885 at November 30, 2008.  This increase in the working capital deficit was largely due to the operating loss for the fiscal year, coupled with capital expenditures and the lack of significant new funding.

     Contractual Obligations

     The Company leases office space under a five-year non-cancelable operating lease that commenced on November 1, 2006.  The following summarizes future minimum lease payments under the operating lease at November 30, 2009:

                        Year Ending                            Minimum

                       November 30,                       Lease Payments

                                2010                                  $ 62,805

                                2011                                     58,888

                                                                        $ 121,693

     The Company issued convertible promissory notes to officers of the Company for funds received.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  The following table summarizes the convertible notes issued during the years ended November 30, 2009 and 2008:

Face Amount of
Notes Issued

Notes issued for year ended November 30, 2008	$ 57,500
Notes issued for year ended November 30, 2009	398,070

Total	$ 455,570

Results of Operations

Year Ended November 30, 2009, Compared to Year Ended November 30, 2008

     During the years ended November 30, 2009, and 2008, we had no revenue or related cost of sales.  The selected financial information below shows only the components comprising total operating expenses and the resultant net loss for each reporting period.

	Year Ended November 30, 2009	Year Ended November 30, 2008	Increase (Decrease)
Research and Development (excludes $105,922 and $131,662 of non-cash stock compensation expense in 2009 and 2008)	$585,197	$ 511,824	$73,373
General and Administrative (excludes $152,424 and $189,464 of non-cash stock compensation expense in 2009 and 2008)	549,326	433,882	115,444
Stock-based compensation expense	258,346	321,126	(62,780)
Total operating expenses	1,392,869	1,266,832	126,037

Net loss	$(1,404,366)	$(1,264,545)	$(278,091)

     Research and development expenses (“R&D”) for the year ended November 30, 2009 were $585,197, which excludes $105,922 of stock-based compensation expense.  R&D expenses for the year ended November 30, 2008, were $511,824, which excludes $131,662 of stock-based compensation expense.  The expense level in 2009 increased by $73,373 compared to 2008 expense level.  Of the increase in 2009, $46,918 is from higher consulting fees and $18,961 from increased travel expenses, with smaller variances in a number of expense categories comprising the remaining $7,495 increase.  It is anticipated that R&D expenses will  increase in 2010 as test projects are initiated and the development work required for commercialization escalates.

     General and administrative expenses for the year ended November 30, 2009, were $549,326, excluding $152,424 of stock-based compensation expense, compared to $433,882, excluding $189,464 in stock-based compensation charges, for the year ended November 30, 2008, for an increase of $115,444.  The 2009 increase results from a $191,096 increase in consultant expenses, offset in part by reductions in a number of other expense accounts.  The increase in consulting fees results from the $200,000 non-cash charge taken for the issuance of stock for services.

The raising of additional funds, hiring of additional personnel, travel expenses, office rental, and other administrative expenses are all expected to increase throughout 2010.

     No interest income was earned for the year ended November 30, 2009.  Interest income of $2,387 was realized for the year ended November 30, 2008, from interest earned on invested funds.  There were no funds invested during 2009.  Interest expense of $11,396 was recognized in the year ended November 30, 2009, which represents interest accrued on funds loaned to the Company by its officers and directors.  There was no interest expense recorded in the year ended November 30, 2008.

     The net loss for the year ended November 30, 2009, was $1,404,366.  This compares to a net loss realized for the year ended November 30, 2008, of $1,264,545.  We expect the net loss in 2010 to approximate the 2009 loss as additional consultants, personnel and resources are utilized to complete the testing, regulatory approval and commercialization of our products will offset the expected revenue from initial sales of our products.

     Liquidity and Capital Resources

     To date, we have financed our operations principally through private placements of equity securities.  We used net cash for operating activities of $358,433 in the year ended November 30, 2009.  This is a $152,189 reduction from the $510,622 used in the year ended November 30, 2008.  As of November 30, 2009, our working capital was $(1,304,303), and our current liabilities were $1,347,096.

     Our working capital requirements for the foreseeable future will vary based on a number of factors, including the costs to complete development work, the cost of bringing products to commercial viability, the timing of the market launches, and the level of sales.  As of November 30, 2009, we had accounts payable and accrued liabilities totaling $1,347,096.  We need to raise additional funds immediately in order to execute our business plan.  There can be no assurance that additional funding will be available to us or that if funding is available that it will be under favorable terms.  If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

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

      Long-Lived Assets

     We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the years ended November 30, 2009 and 2008.

     Capitalization of Patent Costs

     We have elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years for which it is estimated that economic benefit will be derived.

     Stock Based Compensation

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by our Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by the stockholders at the annual meeting.  On June 27, 2007, our stockholders approved the Stock Option Plan.  The Stock Option Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the Stock Option Plan.  The Stock Option Plan allows us, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors.  The purpose of these stock option grants is to attract and retain talented employees and further align employee and stockholder interests.  The Stock Option Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.  In March, June and November 2007, our Board of Directors approved the grant of an aggregate of 1,200,000 stock option grants to certain employees and directors, resulting in non-cash charges of $632,058.  In December 2007, our Board of Directors granted one of our officers an option to purchase 600,000 shares of common stock, resulting in a non-cash charge of $271,598.  In December 2008, our directors approved the grant of 900,000 stock option grants to certain employees and director, resulting in a non-cash charge of $151,900.  These non-cash charges are being expensed ratably over the vesting periods of the individual agreements.  The total non-cash charge expense for the years ended November 30, 2009 and 2008 relating to these stock option grants was $258,346 and $321,126, respectively.

     Recent Accounting Pronouncements

     On July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) officially became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  Going forward, only one level of authoritative GAAP will exist.  All other accounting literature will be considered non-authoritative.  The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.   Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification was effective for interim and annual reports ending after September 15, 2009.  We adopted the Codification during the fourth quarter of fiscal 2009.  The impact on our financial statements is limited to disclosures.  All references to authoritative accounting literature will now be referenced in accordance with the Codification.

     ASC Topic 820 (Formerly FAS 157) – In September 2006, the FASB issued ASC Topic 820, “Fair Value Measurements”.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  ASC Topic 820 is effective December 1, 2008, except for nonfinancial assets and liabilities, which are effective December 1, 2009.  We adopted ASC Topic 820 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on our consolidated financial statements.  We are currently determining what impact the application of ASC Topic 820 on December 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on our financial statements.

     ASC Topic 805 [Formerly FAS 141(R)] – In December 2007, the FASB issued ASC Topic 805, “Business Combination” , which replaces FAS No. 141.  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired.  ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  ASC Topic 805 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 805 will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

     ASC Topic 810 (Formerly FAS 160) – In December 2007, the FASB issued ASC Topic 810 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Topic also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC Topic 810 is effective for fiscal years beginning after December 15, 2008.  We are not presently in discussions regarding, nor are we contemplating, a business combination, but should we engage in a business combination in the future, the adoption of ASC Topic 810 will have an impact on that combination.

     ASC Topic 855 (Formerly SFAS 165) – In May 2009, the FASB issued ASC Topic 855, Subsequent Events.  ASC Topic 855 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained.  An entity is to apply the requirements to interim or annual financial periods ending after June 15, 2009.  We adopted the provisions of ASC Topic 855 for the quarter ended August 31, 2009.

     ASC Topic 860 (Formerly SFAS 166) – In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  ASC Topic 860 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC Topic 860 is effective occurring on or after November 15, 2009.  We do not expect the adoption of ASC Topic 860 will have a material impact on our financial statements.

     ASC Topic 810 (Formerly SFAS 167) – In June 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  ASC Topic 810 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  ASC Topic 810 is effective for an entity’s first fiscal period that begins after November 15, 2009.  We do not expect the adoption of ASC Topic 810 will have a material impact on our financial statements.

     ASC Topic 105 (Formerly SFAS 168) – In June 2009, the FASB issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  ASC Topic 105 establishes a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities Exchange Commission.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of ASC Topic 105 will have a material impact on our financial statements.

     We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

     Off-Balance Sheet Arrangements

     We lease office space under a five-year non-cancelable operating lease that commenced on November 1, 2006.  Future minimum lease payments under the operating lease at November 30, 2009 are $121,693.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not required for smaller reporting companies.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.  Financial Statements and Supplementary Data

GeNOsys, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

November 30, 2009

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of November 30, 2009 and 2008	22

Consolidated Statements of Operations for the years ended November 30, 2009 and 2008 and for the period of the development stage (June 30, 2005) through November 30, 2009	23

Consolidated Statements of Stockholders' Equity and (Deficit) for the period of development stage (June 30, 2005) through November 30, 2009	24 – 25

Consolidated Statements of Cash Flows for the years ended November 30, 2009 and 2008 and for the period of the development stage (June 30, 2005) through November 30, 2009	26

Notes to Consolidated Financial Statements	27 - 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GeNOsys, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GeNOsys, Inc. as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2009 and 2008 and for the period of the development stage (June 30, 2005) through November 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeNOsys, Inc., (a development stage company), as of November 30, 2009 and 2008, and the results of their operations and their cash flows for the periods ended November 30, 2009 and 2008, and for the period of development stage (June 30, 2005) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 1, 2010

 GENOSYS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	November 30, 2009	November 30, 2008
CURRENT ASSETS

Cash and cash equivalents	$ 28,115	$ 4,368
Prepaid expenses	3,871	94,394
Inventory – Note 5	10,807	-

Total Current Assets	42,793	98,762

Property and equipment, net of depreciation – Note 6	64,477	107,203
Patents, net of amortization – Note 7	86,016	59,892

TOTAL ASSETS	$ 193,286	$ 265,857

LIABIITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 44,080	$ 66,292
Accounts payable, Related party – Note 10	14,327	14,414
Accrued liabilities	404,040	162,685
Accrued liabilities, Related party – Note 10	429,079	192,756
Loans payable, Related party – Note 10	455,570	57,500

Total Current Liabilities	1,347,096	493,647

TOTAL LIABILITIES	1,347,096	493,647

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized; 47,666,774 and 46,466,774 shares issued and outstanding, respectively – Note 4	47,667	46,467
Additional paid-in capital	3,893,111	3,415,965
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development Stage	(5,016,664)	(3,612,298)

Total Stockholders’ Deficit	(1,153,810)	(227,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 193,286	$ 265,857

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception of
			the Development Stage
	For the Years Ended		On June 30, 2005
	November 30,		Through
	2009	2008	November 30, 2009

REVENUES	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and Development	691,119	643,486	2,577,198
General and administrative	701,750	623,346	2,578,583

Total Expenses	1,392,869	1,266,832	5,155,781

LOSS FROM OPERATIONS	(1,392,869)	(1,266,832)	(5,155,781)

OTHER INCOME (EXPENSE)
Interest income	-	2,387	82,206
Interest expense	(11,397)	-	(11,397)
Gain (Loss) on disposal of asset	-	-	(414)
Other income (expense)	-	-	100

LOSS FROM CONTINUING OPERAT- IONS BEFORE INCOME TAXES	(1,404,266)	(1,264,445)	(5,085,286)
PROVISION FOR INCOME TAXES	(100)	(100)	(500)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCON-TINUED OPERATIONS	(1,404,366)	(1,264,545)	(5,085,786)

Loss from discontinued opera- tions, net of tax	-	-	(2,131)
Gain on disposal of discontin- ued operations, net of tax	-	-	71,253

NET LOSS	$(1,404,366)	$ (1,264,545)	$ (5,016,664)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.03)	$ (0.03)	$ (0.11)

NET LOSS PER SHARE	$ (0.03)	$ (0.03)	$ (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	47,530,336	46,097,420	45,750,701

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception of the Development Stage (June 30, 2005) through November 30, 2009

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	2,556,500	$2,557	$26,243	$(77,924)	$(49,124)

Issued common stock for cash at $0.001	33,231,456	33,231	(29,908)	-	3,323

Issued stock for patents at $0.001	2,968,544	2,969	(2,672)	-	297

Issued stock for consulting agreement at $0.001	3,800,000	3,800	(3,420)	-	380

Shares canceled	(1,302,500)	(1,303)	1,303	-	-

Issued stock for cash at $0.60 per share	3,964,031	3,964	2,374,418	-	2,378,382

Stock promotion costs	-	-	(110,100)	-	(110,100)

Net loss for the period ended November 30, 2005	-	-	-	(200,399)	(200,399)

Balance at November 30, 2005	45,218,031	45,218	2,255,864	(278,323)	2,022,759
Issued stock for services at $0.60 per share	450,000	450	269,550	-	270,000

Net loss for the period ended November 30, 2006	-	-	-	(1,178,901)	(1,178,901)

Balance at November 30, 2006	45,668,031	45,668	2,525,414	(1,457,224)	1,113,858

Issued stock for cash at $0.70 per share	213,569	214	149,286	-	149,500

Non-cash compensation charges related to stock option grants	-	-	138,740	-	138,740

Net loss for the period ended November 30, 2007	-	-	-	(968,454)	(968,454)
Balance at November 30, 2007	45,881,600	45,882	2,813,440	(2,425,678)	433,644

Issued stock for cash at $0.50 per share	423,639	423	205,526	-	205,949

Stock issued for services	161,535	162	75,874	-	76,036

Non-cash compensation charges related to stock option grants	-	-	321,126	-	321,126

Net loss for the period ended November 30, 2008	-	-	-	(1,264,545)	(1,264,545)
Balance at November 30, 2008	46,466,774	46,467	3,415,965	(3,690,222)	(227,790)

Issued stock for cash at $0.10 per share	200,000	200	19,800	-	20,000

Stock issued for services	1,000,000	1,000	199,000	-	200,000

Non-cash compensation charges related to stock option grants	-	-	258,346	-	258,346

Net loss for the period ended November 30, 2009	-	-	-	(1,404,366)	(1,404,366)

Balance at November 30, 2009	47,666,774	$47,667	$3,893,111	$(5,094,588)	$(1,153,810)

See Accompanying Notes to Financial Statements

  GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

			From Inception of the
	For the Year Ended		Development Stage
	November 30,		On June 30, 2005
	2009	2008	Through Nov. 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,404,366)	$(1,264,545)	$ (5,016,664)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	52,493	52,035	162,709
Loss on disposal of equipment	-	-	414
Stock-based compensation	258,346	321,126	718,212
Gain on disposal	-	-	(71,253)
Decrease in cash from discontinued Operations	-	-	(6,020)
Stock issued for services	200,000	76,036	546,036
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	90,523	(90,523)	(3,746)
(Increase) Decrease in inventory	(10,807)	-	(10,807)
Increase (Decrease) in accounts payable	(22,213)	53,141	44,077
Increase (Decrease) in related party payable	(87)	1,074	14,327
Increase (Decrease) in accrued liabilities	241,355	149,034	404,040
Increase (Decrease) in accrued liabilities – Related party	236,323	192,000	429,079
Net Cash Used by Operating Activities	(358,433)	(510,622)	(2,789,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(35,890)	(27,543)	(105,562)
Purchase of equipment	-	(1,021)	(207,501)
Net Cash Used by Investing Activities	(35,890)	(28,564)	(313,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	20,000	205,949	2,647,053
Proceeds from loans payable – Related party	405,570	57,500	463,070
Payments on loans payable – Related party	(7,500)	-	(7,500)
Cash from discontinued operations	-	-	(19,777)
Net Cash Provided by Financing Activities	418,070	263,449	3,082,846

NET INCREASE (DECREASE) IN CASH	23,747	(275,737)	(19,813)

CASH AT BEGINNING OF PERIOD	4,368	280,105	47,928

CASH AT END OF PERIOD	$ 28,115	$ 4,368	$ 28,115

SUPPLEMENTAL DISCLOSURES INFORMATION

Cash paid during the year for interest	-	-	$ 750
Cash paid during the year for income/ Franchise taxes	$ 100	$ 200	$ 500

See Accompanying Notes to Financial Statements.

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GeNOsys, Inc. (Company) was founded June 30, 2005 under the laws of the State of Nevada.  On August 19, 2005, the Company merged with The Autoline Group, Inc., a Utah corporation, which operated as an automotive dealership until September 12, 2005, when the dealership was discontinued.  Upon completion of the merger the name of Autoline was changed to GeNOsys, Inc.  The Company was organized to engage in the business of producing a portable medical gas generator.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915.  It has yet to commence full-scale operations and it continues to develop its planned principle operations.

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

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 3.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

Net Loss Per Common Share

Basic loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  The Company had 1,326,661 vested options exercisable and notes payable convertible into 2,578,996 shares of common stock at November 30, 2009, but due to the net loss they were not included in the calculation of the net loss per common share as their inclusion would be antidilutive.

Revenue Recognition

Pursuant to Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” we will recognize revenue when the following criteria have been met:  (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or service has been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured.

Research and Development Costs

Research and development costs are expensed in the period they are incurred in accordance with ASC Topic 730 Research and Development.

Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method. The Company’s inventory consists of parts for development of the Company’s nitric oxide generators.

Property, Plant and Equipment

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated range from 3 to 7 years.

Long-Lived Assets

     We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the years ended November 30, 2009 and 2008.

Capitalization of Patent Costs

The Company has elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years from which it is estimated that economic benefit will be derived.

Stock Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued ASC Topic 718, “Share-Based Payments, a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted this standard effective December 1, 2006, and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with ASC 718.  The Company had no options outstanding prior to the issuance of ASC Topic 718.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $28,115 in cash on November 30, 2009.

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

Fair Value of Financial Instruments

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at approximate fair market value.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) officially became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  Going forward, only one level of authoritative GAAP will exist.  All other accounting literature will be considered non-authoritative.  The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.   Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  The Codification was effective for interim and annual reports ending after September 15, 2009.  The Company adopted the Codification during the fourth quarter of fiscal 2009.  The impact on its financial statements is limited to disclosures.  All references to authoritative accounting literature will now be referenced in accordance with the Codification.

ASC Topic 820 (Formerly FAS 157) – In September 2006, the FASB issued ASC Topic 820, “Fair Value Measurements”.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  ASC Topic 820 was effective December 1, 2008, except for nonfinancial assets and liabilities, which was effective December 1, 2009.  The Company adopted ASC Topic 820 on December 1, 2007 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of ASC Topic 820 on December 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

ASC Topic 805 [Formerly FAS 141(R)] – In December 2007, the FASB issued ASC Topic 805, “Business Combination” , which replaces FAS No. 141.  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired.  ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  ASC Topic 805 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 805 will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions at that time.

ASC Topic 810 (Formerly FAS 160) – In December 2007, the FASB issued ASC Topic 810 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC Topic 810 is effective for fiscal years beginning after December 15, 2008.  The Company does not feel the adoption of ASC Topic 810 will have an impact on its financial statements.

ASC Topic 855 (Formerly SFAS 165) – In May 2009, the FASB issued ASC Topic 855, Subsequent Events.  ASC Topic 855 establishes standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained.  An entity is to apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of ASC Topic 855 for the quarter ended August 31, 2009.  See Note 12.

ASC Topic 860 (Formerly SFAS 166) – In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  ASC Topic 860 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC Topic 860 is effective occurring on or after November 15, 2009.  The Company does not expect the adoption of ASC Topic 860 will have a material impact on its financial statements.

ASC Topic 810 (Formerly SFAS 167) – In June 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  ASC Topic 810 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  ASC Topic 810 is effective for an entity’s first fiscal period that begins after November 15,

2009.  The Company does not expect the adoption of ASC Topic 810 will have a material impact on its financial statements.

ASC Topic 105 (Formerly SFAS 168) – In June 2009, the FASB issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  ASC Topic 105 establishes a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification and will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities Exchange Commission.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC Topic 105 did not have a material impact on its financial statements.

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

NOTE 3   INCOME TAXES

The provision for income taxes consists of the following:

	2009	2008

Current Taxes	$100	$100
	$100	$100

The Company has available net operating losses of approximately $4,065,563 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $280,189 from $736,082 as of November 30, 2009.

The Company has the following carryforwards available at November 30, 2009:

Operating Losses

Expires

   Amount

2021

       8,508

2022

     17,418

2023

     27,514

2024

     25,982

2025

   200,280

2026

1,181,408

2027

   814,568

2028

   855,422

2029

   934,463

Total

4,065,563

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at November 30, 2009 are summarized below.

	Taxable
	Temporary	Expected	Deferred Tax
	Difference	Tax Rate	Asset (Liability)
Non-current deferred tax asset
Book/Tax depreciation difference
Federal	$ 20,314	15%	$ 3,047
State	20,314	5%	1,016
Book/Tax amortization difference (patent)
Federal	19,843	15%	2,977
State	19,843	5%	992
Book/Tax accrued liability difference
Federal	256,859	15%	38,529
State	256,859	5%	12,843
Net operating losses
Federal	4,065,563	15%	609,834
State	4,065,563	5%	203,278
Stock Compensation
Federal	718,212	15%	107,732
State	718,212	5%	35,911
Other carryforwards
Federal	568	15%	85
State	568	5%	28

Preliminary deferred tax asset			1,016,272
Deferred tax asset valuation allowance			(1,016,272)
Total deferred tax asset (liability)			-

The Company is incorporated in and conducts its operations in the State of Utah, which levies a $100 minimum Franchise tax per year.  As a result, the Company has a provision of $100 per year to account for this tax.

The effective tax rate for continuing operations differs from the statutory rate [20%] as follows:

Expected provision (taxes on income before taxes)	$ (280,853)

Effect of:
Non-deductible expenses	684
Deduction for state taxes	(20)
Increase (decrease) in valuation allowance	280,189
State minimum franchise tax	100

Total actual provision	$ 100

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company has filed income tax returns in the US.  All years prior to 2006 are closed by expiration of the statute of limitations.  The tax year ended November 30, 2006 will close by expiration of the statute of limitations this year.

The years ended November 30, 2009, 2008, and 2007 are open for examination.

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

On January 31, 2008 the Board of Directors consented to the issuance of 11,535 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $8,536 ($0.74 per share).

On September 16, 2008 the Board of Directors consented to the issuance of 150,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $67,500 ($0.45 per share).

On December 31, 2008 the Board of Directors consented to the issuance of 1,000,000 shares of restricted common stock in exchange for services provided to the Company.  The transaction was valued at $200,000 ($0.20 per share.)

On March 6, 2009 the Board of Directors approved the issuance of 200,000 shares of the Company’s restricted common stock in a private placement to an accredited investor at a price of $0.10 per share for gross proceeds of $20,000.

NOTE 5

   INVENTORY

Inventory at November 30, 2009 and 2008 consisted of the following:

	November 30, 2009	November 30, 2008

Raw materials	$ 10,807	$ -
Work in process	-	-
Finished goods	-	-

Total inventory	$ 10,807	$ -

NOTE 6   PROPERTY, PLANT & EQUIPMENT

The major classes of property, plant and equipment as of the balance sheet dates are as follows:

	2009	2008
Furniture and fixtures	$ 65,309	$ 65,309
Office equipment	35,469	35,469
Lab equipment	85,752	85,752
Leasehold improvements	20,323	20,323
	206,853	206,853
Accumulated depreciation	(142,376)	(99,650)
	$ 64,477	$ 107,203

Equipment is stated at cost.  Depreciation is provided by using the straight-line method over five years.  Depreciation expense for the years ended November 30, 2009 and 2008 was $38,392 and $40,860, respectively.  Amortization expense related to leasehold improvements for the years ended November 30, 2009 and 2008 was $4,334 and $4,334, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 7   PATENTS

Patents are carried at cost and are amortized over the estimated life from which financial benefit is expected to accrue.  Balances as of the balance sheet dates are as follows:

		Accumulated	Net Carrying
	Patents	Amortization	Amount
As of November 30, 2009	$ 105,859	$ (19,843)	$ 86,016

As of November 30, 2008	$ 69,969	$ (10,077)	$ 59,892

The Company issued 200,000 shares of common stock at $0.001 per share for Technology Rights and 2,768,544 shares of common stock at $0.001 per share for additional rights. (See Note 4.)  The Company also capitalized $35,890 in patent costs during the current year.  As of November 30, 2009 the patents were valued at $105,859.  Amortization expense related to patents for the years ended November 30, 2009 and 2008 was $9,766 and $6,840, respectively.  Based upon the current capitalized patent costs, amortization expense is expected to be $12,135 per year for the next seven years.

NOTE 8   COMMITMENTS AND CONTINGENCIES

The Company leases office space under a five-year non-cancelable operating lease that commenced on November 1, 2006.  The following summarizes future minimum lease payments under the operating lease at November 30, 2009:

                        Year Ending                            Minimum

                       November 30,                       Lease Payments

                                2010                                  $ 62,805

                                2011                                     58,888

                                                                        $ 121,693

The Company also continues to lease its previous office space on a month-to-month basis at a rate of $1,600 per month.  The facility is used for research and development purposes.

Total rent expense for the year ended November 30, 2009 and 2008 was $82,934 and $99,025, respectively.

NOTE 9   DISCONTINUED OPERATIONS

On September 12, 2005 the Company discontinued its automotive dealership operation by divesting the ownership of The Autoline Group 2, Inc., a wholly owned subsidiary, to a former officer in exchange for an indemnification agreement.

NOTE 10   RELATED PARTIES

As of November 30, 2009, director and officer of the Company owned 54.4% of the Company’s issued and outstanding stock.  This allows for the officers and directors to effectively control the vote on substantially all significant matters with the approval of only a small group of other stockholders.

Accounts Payable – Related Party

As of November 30, 2009 and 2008, officers of the Company were owed $14,327 and $14,414, respectively, for various expenditures they made on behalf of the Company.

Accrued Liabilities – Related Party

At November 30, 2009 and 2008, officers and directors of the Company were owed $429,079 and $192,000, respectively, in unpaid director fees, advisory board fees, and salary.

Loans Payable – Related Party

At November 30, 2009, officers of the Company had advanced $455,570 in funding in the form of notes payable to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  It is the intent of the Company, should the notes not have been previously converted,  to repay these notes upon the closing of a major capital raise.

NOTE 11   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standard Board (“FASB”) issued ASC Topic 718, “Share-Based Payments, a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company adopted this standard effective December 1, 2006, and elected the modified-prospective transition method.  Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with ASC 718.  The Company had no options outstanding prior to the issuance of ASC Topic 718.

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November and December 2007, the Board of Directors approved addition grants of 700,000 options to an employee and a director, resulting in a non-cash charge of $329,335. In December 2008, our directors approved the grant of 900,000 stock option grants to a certain employee and director, resulting in a non-cash charge of $151,900.  The charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2008, and changes during the year ended November 30, 2009, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2007	1,200,000	$ .66	7.69 years
Granted	600,000.72		7.58 years
Forfeited	-	-
Outstanding at November 30, 2008	1,800,000	$ .68	7.61 years
Granted	900,000.20		7.58 years
Forfeited	-	-
Outstanding at November 30, 2009	2,700,000.52		7.60 years	$97,200
Exercisable at November 30, 2009	1,326,661.60		7.61 years	$47,800
Non-vested at November 30, 2009	1,373,339.44		7.58 years	$49,400

The following table summarizes information about stock options outstanding at November 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Nov. 30, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Nov. 30, 2009	Wtd. Avg. Exercise Price

$ .20	900,000	7.57 years	$ .20	200,000	$ .66
$ .66	1,100,000	7.59 years	.66	851,661.66
.71	100,000	7.97 years	.71	75,000.71
.72	600,000	7.57 years	.72	200,000.72
	2,700,000.52			1,326,661.60

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.  The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations. The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grants made in December, 2008: risk-free interest rate of 3.89; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 112.14%.  For the year ended November 30, 2009 and 2008, the Company recognized stock based compensation expense of $258,346 and $321,126, respectively.  As of November 30, 2009, total stock based compensation related to non-vested awards not yet recognized was $337,342 with a weighted average recognition period of 7.57 years.  As of November 30, 2008, total stock based compensation related to non-vested awards not yet recognized was $595,688 with a weighted average recognition period of 8.58 years.

The weighted-weighted average grant-date fair value of options granted during the years ended November 30, 2009 and 2008 was $0.20 and $0.45, respectively.

NOTE 12 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 1, 2010, the date the financial statements were issued, and has concluded that no recognized subsequent events have occurred since the year ended November 30, 2009.  The Company does note the following non-recognized transactions occurred subsequent to the year end:

Related Party Transaction

Subsequent to November 30, 2009, the Company has issued convertible notes payable to an officer for funds provided to the Company.  The notes were issued January 8, 2009, in the amount of $30,000, February 1, 2009, in the amount of $10,000, and on February 27, 2009, in the amount of $4,200.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

From December 2007 through November 2009 the Company has issued convertible notes payable to officers and a director for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  If converted as of March 1, 2010, the notes would be convertible at approximately $0.06 per share.  At November 30, 2009 and 2008, the total of these convertible notes was $455,570 and $57,500, respectively. The Company has agreed to satisfy its obligations owing to one of the directors, John W.R. Miller, for $385,000 of funds he advanced to the Company by exchanging the $385,000, plus interest owed to Mr. Miller, for the issuance of shares of stock to third parties for the cancellation of an equal amount of obligations owed by Mr. Miller.  Mr. Miller will receive no compensation in connection with this transaction.

Mr. Miller’s obligations to third parties resulted from him personally borrowing funds from such third parties with an agreement to convert such personal notes into shares of the stock held by him.  Each note is past due and payable in full.  The notes total $385,000 and bear interest at the rate of 5% per annum.  Each note is convertible into shares of Company stock held by Mr. Miller at the average rate of $0.15 per share.

Investor Relations Agreement

On February 1, 2010, the board of directors approved engaging a consulting group to manage investor relations.  The initial agreement is for a period of four months.  The Company issued 360,000 shares of restricted common stock as compensation for the services to be provided under the agreement.  The resultant charge of $28,800 will be taken ratably over the term of the agreement.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this Annual Report.

Item 9A(T). Controls and Procedures

     As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

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

     Attestation Report of the Registered Public Accounting Firm

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
John W. R. Miller	Chief Executive Officer Director Chairman of the Board	8/18/2005 8/18/2005 6/15/2009	* * *

Keith L. Merrell	Chief Financial Officer	3/23/2007	*
and Treasurer
Christie W. Jones	Secretary	8/18/2005	*

John P. Livingstone	Director	3/23/2007	*

Steven D. Minton, M.D.	Chief Medical Officer Director	3/23/2007 11/15/2008	*

          * These persons presently serve in the capacities indicated.

     Business Experience

     John W. R. Miller.  Mr. Miller is our founder and serves as our Chief Executive Officer and Chairman of the Board. Mr. Miller is 58 years old.  In 2003, he co-founded Alberta 1017975 with Christie W. Jones, the predecessor to our Technology Rights.  From 2001 to 2003, Mr. Miller was self-employed.  Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001. He participated in the FDA approval process for inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001.  Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Steven D. Minton, M.D.  Dr. Minton serves as our Chief Medical Officer and is a Director of our Company.  He is 64 years old.  Dr. Minton is the Chief of Neonatology at Utah Valley Regional Medical Center and the Intermountain Health Care Urban South Medical Director of Newborn Services.  As a practicing physician for 31 years with a specialty and intense interest in the care of the critically ill new born, Dr. Minton’s expert knowledge and the scope of his understanding of the efficacy of the Company’s research, products and devices in unparalleled.  Dr. Minton is a widely published and a recognized expert in neonatal care using nitric oxide gas inhalation therapy and has been nationally recognized for his ongoing research.  Dr. Minton received a Bachelor of Science degree from the University of Cincinnati and a Doctor of Medicine from the University of  Cincinnati School of Medicine.

     Keith L. Merrell.  Mr. Merrell is our Chief Financial Officer, Treasurer and General Manager.  He is 64 years old. He joined our Company in February 2007.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us. His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work.  He served as both Chief Financial Officer and Controller of Specialized Health Products International, Inc., a manufacturer of safety medical devices, from 2000 to 2007, and as Vice President-Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000.  From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing, and bringing online the first compact disc manufacturing facility in the intermountain area.  He graduated from Arizona State University with a B.S. degree in Accounting.

     Christie W. Jones.  Ms. Jones is 27 years old.  Ms. Jones co-founded Alberta 1017975.  In the fall of 2003, she became President of GeNOsys Canada, a biotechnology corporation.  Ms. Jones served as Executive Assistant to John W.R. Miller, where her responsibilities included tracking nitric oxide research projects.  Ms. Jones studied mathematics at Grant MacEwan Community College in Edmonton, Alberta, Canada.

     John P. Livingstone.  Dr. Livingstone, a Ph.D. is a director of our Company and is 58 years old.  In addition to his practice as a psychologist, Dr. Livingstone has served as an educator, both in Canada and the United States, and is currently a professor at Brigham Young University.  Dr. Livingstone has published and been a contributor to a number of books, as well as writing and/or presenting numerous articles and papers.  His work has earned him recognition among his peers for his distinguished service.  Dr. Livingstone received a B.S. degree in Biology/Chemistry from the University of Alberta in 1974, a Master of Education degree in Guidance and Counseling from the University of Regina, and a Doctor of Education degree in Counseling and Personnel Services from Brigham Young University.

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

     Based solely on a review of the copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2009, our executive officers, directors and 10% stockholders complied with all filing requirements.

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

     Board Meetings and Committees; Annual Meeting Attendance

     During the year ended November 30, 2009, eight Board meetings were held.  No annual meeting was held during the fiscal year ended November 30, 2009.

     Nominating Committee and Corporate Governance Committee

     We have not established a nominating and corporate governance committee because, due to our lack of substantial operations and the fact that we only have three directors and executive officers, we believe that our Board of Directors is able to effectively manage the issues normally considered by a nominating and corporate governance committee.  Following an increase in our current operations, a further review of this issue will no doubt be necessitated and undertaken by our management.

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

Long-term Compensation

     The Board of Directors determined that long-term incentive compensation would be in the form of stock options granted.  We have a stock option plan implemented which has been approved by the shareholders to provide long-term compensation to directors and employees of the company.

     Perquisites

     The only material perquisite provided to our executive officers is reimbursement for use of their personal automobile while engaged on company business.

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

     Compensation

     The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John W.R. Miller, CEO and Director	2009 2008 2007	$120,000 (1) $120,000 (1) $120,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$120,000 $120,000 $120,000
Keith L. Merrell, Chief Financial Officer	2009 2008 2007	$120,000 (1) $120,000 (1) $ 69,923 (2)	0 0 0	0 0 0	0 $135,718 $208,444	0 0 0	0 0 0	0 0 0	$120,000 $255,718 $278,367
Stephen D. Minton, Chief Medical Officer and Director.	2009 2008 2007	$140,000 (1) $140,000 (1) 0	0 0 0	0 0 0	0 $271,598 $208,444	0 0 0	0 0 0	0 0 0	$140,000 $411,598 $208,444

(1)

Only a portion of the 2009 and 2008 salary amounts represented have been paid.  All unpaid amounts have been accrued.  At November 30, 2009, salaries accrued and unpaid were:  Mr. Miller - $130,600; Mr. Merrell - $104,850; and Mr. Minton - $249,992.

(2)

The 2007 salary for Mr. Merrell is a partial year salary, representing payments from his hire date of February 17, 2007, through the end of the fiscal year.

      Outstanding Equity Awards

     The following table shows outstanding equity awards granted to the above named executive officers as of November 30, 2009:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
John W.R. Miller, CEO and Director	0	0	0	0	0	0	0	0	0
Keith L. Merrell, Chief Financial Officer	241,661 200,000	158,339 (1) 600,000 (2)	0 0	$0.66 $0.20	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0
Stephen D. Minton, Chief Medical Officer and Director	310,000 200,000	90,000 (3) 400,000 (4)	0 0	$0.66 $0.72	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0
John P. Livingstone, Director	50,000 0	0 100,000 (5)	0 0	$0.66 $0.20	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0

(1)

Options for 8,333 vest on the 27th day of each month until all options are vested.

(2)

Options for 200,000 vested on December 31, 2008; options for 16,667 vest on the last day of each month beginning December 31, 2009, until all options are vested.

(3)

Options for 30,000 vested on December 27, 2008, and continue vesting at the rate of 30,000 on the 27th day of the last month in each subsequent quarter until all options are vested.

(4)

Options for 200,000 vested on December 3, 2008; options for 200,000 vest on December 3, 2009; options for 200,000 vest on December 3, 2010.

(5)

Options for 50,000 vest on December 31, 2009; options for 50,000 vest on December 31, 2010.

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

Compensation of Directors

     Our outside director is not paid cash compensation but is granted stock options for his service.  Employee directors receive no compensation for their board service.  The following table provides information on compensation provided each of our directors for the year ended November 30, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John W.R. Miller	0	0	0	0	0	0	0
Stephen D. Minton	0	0	0	0	0	0	0
John P. Livingstone	0	0	$16,182 (1)	0	0	0	$16,182

(1)

Mr. Livingstone was granted options to purchase 100,000 shares of stock effective December 31, 2008.  The amount reflected in the above table represents the value calculated for the stock grant using the Black-Scholes pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Security Ownership of Certain Beneficial Owners

     The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 47,866,774 shares of common stock issued as of February 12, 2009, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
First Equity Holdings Corp. John W.R. Miller 260 W. Riverpark Drive Provo, UT 84604	21,871,244 (1)	45.7

Stephen D. Minton 280 W. Riverpark Drive Provo, UT 84604	3,240,000 (2)	6.8
Keith L. Merrell. 280 W. Riverpark Drive Provo, UT 84604	731,661 (3)	1.5
John P. Livingston 280 W. Riverpark Drive Provo, UT 84604	100,000 (4)	*
Christie Jones 280 W. Riverpark Drive Provo, UT 84604	75,000 (5)	*
Total - Directors and officers as a group	26,017,905	54.4

Lincoln Management Group LLC 3000 N. University Ave., Suite 350 Provo, UT 84604	6,000,000 (6)	12.5
Total – Directors and officers and 5% holders	32,017,905	66.9

(1)

Includes 21,501,244 shares owned by Mr. Miller, 250,000 shares owned by Mr. Miller’s children, and 120,000 shares held jointly with Christie Jones.

(2)

Includes 2,500,000 shares owned by Dr. Minton and vested options to purchase 740,000 shares of common stock.

(3)

Includes 200,000 shares owned by Mr. Merrell, 20,000 shares owned by Mr. Merrell’s children, and vested options to purchase 511,661 shares of common stock.

(4)

Includes vested options entitling Mr. Livingstone to purchase 100,000 shares of common stock.

(5)

Includes 75,000 shares owned by Ms. Jones.  Does not include joint ownership of 120,000 shares held jointly with Mr. Miller.  See Note 1.

(6)   Shares held by Lincoln Management Group LLC for Amber Johansen, the sole manager of Lincoln Management Group LLC.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,700,000	$ ..52	300,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,700,000	$ 0.52	300,000

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

	2009	2008
Audit fees	$ 23,769	$ 41,111
Audit-related fees	0	0
Tax related fees	748	610
All other fees	0	0
Total Fees	$ 24,517	$ 41,721

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

Annual Report on Form 10KSB for the fiscal year ended November 30, 2005, and filed on March 7, 2006*

Annual Report on Form 10KSB for the fiscal year ended November 30, 2006, and filed on March 15, 2007*

Current Report on Form 8-K dated January 22, 2008, and filed February 12, 2008*

Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, and filed on February 28, 2008*

Annual Report on Form 10-K for the fiscal year ended November 30, 2008, and filed on March 16, 2009*

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

                                             GeNOsys, Inc.

Date: 3/01/2010                  By/s/John W. R. Miller

                                            John W. R. Miller, Jr., Director,

                                            Chief Executive Officer and

 Chairman of the Board

Date: 3/01/2010                  By/s/Keith L. Merrell

                                            Keith L. Merrell

                                            Chief Financial Officer and

                                            Treasurer

Date: 3/01/2010                  By/s/John P. Livingstone

                                            John P. Livingstone

                                            Director

Date: 3/01/2010                  By/s/Stephen D. Minton, M.D.

                                            Stephen D. Minton, M.D., Director

                                            and Chief Medical Officer