Form 10-Q
period 2010-02-28
GeNOsys, Inc.
filed 2010-04-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

or

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 14, 2010
Common Stock, $0.001 par value	47,866,774 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of February 28, 2010, and November 30, 2009

  4

Condensed Consolidated Statements of Operations

For the three months ended February 28, 2010 and 2009 and for the period of the development stage (June 30, 2005) through February 28, 2010

 5

Condensed Consolidated Statements of Cash Flows

For the three months ended February 28, 2010 and 2009 and for the period of the development stage (June 30, 2005) through February 28, 2010

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

15

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 5:  Other Information

15

Item 6:  Exhibits

15

Signatures

16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2010 (Unaudited)	November 30, 2009 (Audited)
Current assets:
Cash and cash equivalents	$36,379	$28,115
Prepaid expenses	3,765	3,871
Inventory	12,277	10,807
Total current assets	52,421	42,793
Property and equipment, net of accumulated depreciation and amortization of $151,231 and $142,376, respectively	55,623	64,477
Patents, net of amortization of $22,855 and $19,843, respectively	83,923	86,016
TOTAL ASSETS	$191,967	$193,286
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,353	$44,080
Accounts payable, Related party	14,327	14,327
Accrued liabilities	440,987	404,040
Accrued liabilities, Related party	494,036	429,079
Loans payable, Related party	625,837	455,570
Total current liabilities	1,624,540	1,347,096
Total liabilities	1,624,540	1,347,096
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 47,866,774 and 47,666,774 shares issued and outstanding at February 28, 2010 and November 30, 2009, respectively	47,867	47,667
Additional paid-in capital	3,973,993	3,893,111
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(5,376,509)	(5,016,664)
Total stockholders’ deficit	(1,432,573)	(1,153,810)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$191,967	$193,286

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		From Beginning of Development Stage (June 30, 2005) to February 28, 2010
	February 28, 2010	February 28, 2009

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross margin	-	-	-
Operating expenses:
Research and development	206,794	125,062	2,783,992
General and administrative	146,342	357,613	2,724,925
Total operating expenses	353,136	482,675	5,508,917
Net income (loss) from operations	(353,136)	(482,675)	(5,508,917)
Other income (expense):
Interest income	-	-	82,206
Interest expense	(6,709)	(1,836)	(18,106)
Gain (Loss) on disposal of asset	-	-	(414)
Other income (expense)	-	-	100
Total other income (expense), net	(6,709)	(1,836)	63,786

Net income (loss) before income taxes	(359,845)	(484,511)	(5,445,131)

Provision for income taxes	-	-	(500)

Income (loss) from continuing operations	(359,845)	(484,511)	(5,445,631)

Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(2,131)
Gain on disposal of discontinued operations, net of tax		-	71,253
	-

Net income (loss)	$(359,845)	$(484,511)	$(5,376,509)
Basic and diluted loss per share from continuing operations	$(.01)	$(.01)	$(.12)
Basic and diluted loss per share from discontinued operations	$-	$-	$-
Basic and diluted net loss per share	$(.01)	$(.01)	$(.12)
Basic and diluted weighted average number of common shares outstanding	47,704,552	47,122,330	45,853,897

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	From Beginning of Development Stage (June 30, 2005) to February 28, 2010
Cash flows from operating activities:
Net loss	$(359,845)	$(484,511)	$(5,376,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,856	12,830	174,564
Loss on disposal of equipment	-	-	414
Stock-based compensation	71,082	61,960	789,293
Gain on the disposal of discontinued operations	-	-	(71,253)
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	10,000	200,000	556,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	106	12,787	(3,640)
(Increase) Decrease in inventory	(1,470)	-	(12,277)
Increase (Decrease) in accounts payable	5,273	(14,198)	49,352
Increase (Decrease) in accounts payable - Related party	-	6,136	14,327
Increase (Decrease) in accrued liabilities	36,947	102,291	440,986
Increase (Decrease) in accrued liabilities – Related party	64,957	51,834	494,036
Net cash used in operating activities	(161,094)	(50,871)	(2,950,691)

Cash flows from investing activities:
Purchase of intangible assets	(909)	(8,485)	(106,471)
Purchase of equipment	-	-	(207,501)
Net cash provided by (used in) investing activities	(909)	(8,485)	(313,972)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	2,647,053
Proceeds from loans payable – Related party	170,267	63,950	633,338
Payments on loans payable – Related Party	-	(7,500)	(7,500)
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	170,267	56,450	3,253,114

Net increase (decrease) in cash	8,264	(2,906)	(11,549)
Cash at beginning of the period	28,115	4,368	47,928
Cash at end of the period	$36,379	$1,462	$36,379

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	-	-	500

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements of GeNOsys, Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2009 Annual Report on Form 10-K. The results of operations for the three months ended February 28, 2010, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2010. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2009 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of February 28, 2010, the Company had accounts payable and accrued liabilities totaling $1,618,290.  At February 28, 2010, the Company had cash and cash equivalents $36,379.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010.  The Company is currently evaluating the potential future impact, if any, of this guidance on its financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level if disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company will adopt the applicable disclosure requirements beginning in the second quarter of fiscal 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”).  ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance.  The Company adopted ASU 2010-09 during the first quarter of 2010.  The adoption did not have an impact on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an additional grant of 100,000 options to an employee resulting in a non-cash charge of $57,737.  In December 2007, the Board of Directors approved an additional grant of 600,000 options to a consultant resulting in a non-cash charge of $271,598.  In December 2008, the Board of Directors approved the grant of 900,000 options to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  In February 2010 the Board of Directors approved the grant of options under an employment agreement.  Pursuant to that agreement, options to purchase 78,125 shares of common stock were issued for the month ended January 31, 2010.  The grant resulted in non-cash charges of $6,122 in January 2010.  All of these non-cash charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2009, and changes during the three months ended February 28, 2010, is presented below:

Shares	Wtd. Avg. Exercise Prices		Wtd. Avg. Remaining Contractual Life	Intrinsic Value
Outstanding at beginning of year	2,700,000	$ .52	7.60 years
Granted	78,125.08		7.32 years
Forfeited	-	-
Outstanding at February 28, 2010	2,778,125	$ .49	7.34 years	-
Exercisable at February 28, 2010	1,934,785.51		7.35 years	-
Non-vested at February 28, 2010	843,340.43		7.32 years	-

The following table summarizes information about stock options outstanding at February 28, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Feb. 28, 2010	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Feb. 28, 2010	Wtd. Avg. Exercise Price

$ .66	1,100,000	8.35 years	$ .66	906,660	$ .66
$ .71	100,000	8.73 years	$ .71	100,000	$ .71
$ .72	600,000	8.68 years	$ .72	400,000	$ .72
$ .20	900,000	8.33 years	$ .20	450,000	$ .20
$ .08	78,125	7.32 years	$ .08	78,125	$ .08
	2,778,125.49			1,934,785.51

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in January, 2010:  risk-free interest rate of 3.08%; estimated life of 3.7 years; expected dividend yield of zero percent; expected volatility of 167.11%.  For the three-month periods ended February 28, 2010 and 2009, the Company recognized stock based compensation expense of $71,082 and $61,960, respectively.  As of February 28, 2010, total stock based compensation related to non-vested awards not yet recognized was $271,878 with a weighted average recognition period of 7.32 years.  As of February 29, 2009, total stock based compensation related to non-vested awards not yet recognized was $533,728 with a weighted average recognition period of 8.33 years.

The weighted-weighted average grant-date fair value of options granted during the three month period ended February 28, 2010, was $0.06.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending February 28, 2010 and 2009 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Related Party Transaction

The Company has issued convertible notes payable to an officer for funds provided to the Company.  The notes were issued December 4, 2009 through February 23, 2010, and total $170,267.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

(9)

Subsequent Events

The Company has evaluated subsequent events and has concluded that no recognized subsequent events have occurred since the quarter ended February 28, 2010.  The Company does note the following non-recognized transactions occurred subsequent to the quarter end:

Stock Options:

On March 1, 2010, the Company issued options to purchase 125,000 shares of its common stock for $0.05 per share.  The Black-Scholes valuation for this option grant is $6,739, which non-cash charge will be recorded during the 2nd quarter of 2010.

Notes Payable:

In April 2010, the Company issued 2,578,996 shares of restricted common stock for the conversion of $385,000 of notes issued to the Company’s President.  The following table shows the impact of the issuance:

	Prior to Conversion February 28, 2010	Subsequent to Conversion

Notes payable – Related parties	$625,837	$240,834

Common stock	47,867	50,446

Additional paid-in capital	3,987,603	4,370,024

Shares outstanding	47,866,774	50,445,770

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-K Annual Report for the year ended November 30, 2009, and notes thereto.

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

Our current generator model is capable of delivering sufficient quantities of nitric oxide gas for individual laboratory desktop use. We will continue to further develop this and other generators and compound formulations for high production quantities and consistency.  The product must have a known shelf life and be available in various configurations to produce known concentrations and known volumes of gas.  Packaging is another developmental process that will need to be addressed. Management plans to rely on outside contractors to achieve these objectives.

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 6 to 8 months.

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

Results of Operations

The following table presents our results of operations for the three months ended February 28, 2010, and February 28, 2009:

	For the Three Months
	Ended
	Feb. 28, 2010	Feb. 28, 2009

Revenues	$-	$-

Cost of sales	-	-

Gross margin	-	-

Operating expenses:
Research and development	206,794	125,062
General and administrative	146,342	357,613

Total operating expenses	353,136	482,675

Net income (loss) from operations	(353,136)	(482,675)

Other income (expense):
Interest income	-	-
Interest expense	(6,709)	(1,836)

Total other income (expense), net	(6,709)	(1,836)

Net income (loss)	$(359,845)	$(484,511)

For the Three Months Ended February 28, 2010 and 2009

During the three-month period ended February 28, 2010, we had a net loss of $359,845.  This compares to a net loss of $484,511 for the comparable period ended February 28, 2009.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $206,974 and $125,062, respectively, for the three-month periods ended February 28, 2010 and 2009.   The increase in research and development expenditures results from higher consulting fees and travel expenses related to finalizing the design and running tests on the nitric oxide generator.  As the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative expenses were $146,342 and $357,613, respectively, for the three-month periods ended February 28, 2010 and 2009.  Excluding the $200,000 non-cash charge expensed for stock-based compensation for consulting in 2009, general and administrative expenses decreased by $11,271, due primarily to the resignation of a director during 2009, who was paid a fee of $3,000 per month for his services.  We expect that for the remainder of 2010, general and administrative expenses will continue at a level exceeding that of 2009.

Total other expense was $6,709 in the three month period ended February 28, 2010 compared to other income of $1,836 for the three-month periods ended February 28, 2009.  The other expense in both periods is the accrual of interest expense on notes payable.

Financial Position

We had $36,379 in cash and cash equivalents as of February 28, 2010, representing an increase of $8,264 from November 30, 2009.  Working capital as of February 28, 2010, was a deficit of $1,572,119 compared to a deficit of $1,304,303 as of November 30, 2009. This increase in the working capital deficit was primarily due to the increase in loans payable as cash resources were brought in to fund our operating loss for the period.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $161,094 was used for operating activities during the three months ended February 28, 2010.  This is an increase of $110,223 as compared to the $50,871 used during the same period ended February 28, 2009.  Also, during the three months ended February 28, 2010, net cash of $909 was used for the purchase of intangible assets.  This compares with $8,485 used for the purchase of intangible assets for the same period ended February 28, 2009.   As of February 28, 2010, our current liabilities totaled $1,624,450, and we had a working capital deficit of $1,572,119.  As of February 28, 2010, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of February 28, 2010, we had accounts payable and accrued liabilities totaling $1,624,540.  At February 28, 2010, we had cash and cash equivalents of $36,379.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements and is effective for interim and annual reporting periods beginning after June 15, 2010.  We are currently evaluating the potential future impact, if any, of this guidance on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level if disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  We will adopt the applicable disclosure requirements beginning in the second quarter of fiscal 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”).  ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance.  We adopted ASU 2010-09 during the first quarter of 2010.  The adoption had no impact on our consolidated financial statements.

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

Item 4(T).  Controls and Procedures

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

Item 5.  Other Information.

None.

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

Annual Report on form 10-KSB for the year ended November 30, 2009 and filed on March 1, 2010*

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

Date: April 14, 2010	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: April 14, 2010	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)