Form 10-Q
period 2010-05-31
GeNOsys, Inc.
filed 2010-07-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

86 N. University Ave., Suite 400, Provo, UT 84601

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

Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                          Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2010
Common Stock, $0.001 par value	51,111,770 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of May 31, 2010, and November 30, 2009

  4

Condensed Consolidated Statements of Operations

For the three and six months ended May 31, 2010 and 2009 and for the period of the development stage (June 30, 2005) through May 31, 2010

  5

Condensed Consolidated Statements of Cash Flows

For the six months ended May 31, 2010 and 2009 and for the period of the development stage (June 30, 2005) through May 31, 2010

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2010 (Unaudited)	November 30, 2009 (Audited)
Current assets:
Cash and cash equivalents	$17,443	$28,115
Prepaid expenses	2,484	3,871
Inventory	14,409	10,807
Total current assets	34,336	42,793
Property and equipment, net of accumulated depreciation and amortization of $146,337 and $142,376, respectively	46,629	64,477
Patents, net of amortization of $25,937 and $19,843, respectively	83,232	86,016
TOTAL ASSETS	$164,197	$193,286
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$65,981	$44,080
Accounts payable, Related party	7,628	14,327
Accrued liabilities	484,398	404,040
Accrued liabilities, Related party	499,799	429,079
Loans payable, Related party	470,837	455,570
Total current liabilities	1,528,643	1,347,096
Total liabilities	1,528,643	1,347,096
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 50,470,770 and 47,666,774 shares issued and outstanding at May 31, 2010 and November 30, 2009, respectively	50,471	47,667
Additional paid-in capital	4,455,252	3,893,111
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(5,792,245)	(5,016,664)
Total stockholders’ deficit	(1,364,446)	(1,153,810)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$164,197	$193,286

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Six Months		(June 30, 2005)
	Ended May 31,		Ended May 31,		To May 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	247,040	133,039	453,834	258,101	3,031,032
General and administrative	156,508	170,060	302,850	527,673	2,881,433
Gain (loss) on disposal of asset	6,140	-	6,140	-	6,554

Total operating expenses	409,688	303,099	762,824	785,774	5,919,019

Net income (loss) from operations	(409,688)	(303,099)	(762,824)	(785,774)	(5,919,019)

Other income (expense):
Interest income	-	-	-	-	82,206
Interest expense	(5,948)	(2,032)	(12,657)	(3,868)	(24,054)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(5,948)	(2,032)	(12,657)	(3,868)	58,252

Net income (loss) before income taxes	(415,636)	(305,131)	(775,481)	(789,642)	(5,860,767)

Provision for income tax	100	100	100	100	600

Income (loss) from continuing
operations	(415,736)	(305,231)	(775,581)	(789,742)	(5,861,367)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(415,736)	$(305,231)	$(775,581)	$(789,742)	$(5,792,245)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.02)	$(.02)	$(.12)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.02)	$(.12)

Basic and diluted weighted average number of common shares outstanding	49,583,826	47,658,078	48,734,734	47,393,148	46,461,503

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2010	For the Six Months Ended May 31, 2009	From Beginning of Development Stage (June 30, 2005) to May 31, 2010
Cash flows from operating activities:
Net loss	$(775,581)	$(789,742)	$(5,792,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,237	25,980	186,946
Loss on disposal of property and equipment	6,140	-	6,554
Stock-based compensation	155,823	127,424	874,035
Gain on the disposal of discontinued operations	-	-	(71,253)
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	11,000	200,000	557,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	1,387	26,765	(2,359)
(Increase) Decrease in inventory	(3,602)	-	(14,409)
Increase (Decrease) in accounts payable	21,901	12,213	65,978
Increase (Decrease) in accounts payable - Related party	(6,699)	(2,855)	7,628
Increase (Decrease) in accrued liabilities	80,358	211,656	484,398
Increase (Decrease) in accrued liabilities – Related party	83,842	99,996	512,921
Net cash used in operating activities	(401,194)	(88,563)	(3,190,790)

Cash flows from investing activities:
Purchase of intangible assets	(3,310)	(19,601)	(108,872)
Purchase of equipment	(6,435)	-	(213,936)
Net cash provided by (used in) investing activities	(9,745)	(19,601)	(322,808)

Cash flows from financing activities:
Issuance of common stock for cash	-	20,000	2,647,053
Proceeds from loans payable – Related party	400,267	91,650	863,337
Payments on loans payable – Related Party	-	(7,500)	(7,500)
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	400,267	104,150	3,483,113
Net increase (decrease) in cash	(10,672)	(4,014)	(30,485)
Cash at beginning of the period	28,115	4,368	47,928
Cash at end of the period	$17,443	$354	$17,443

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	100	100	600
Stock issued for services	11,000	200,000	557,036
Conversion of notes payable to common stock	385,000	-	385,000
Related party debt forgiveness	13,122		13,122

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2009 Annual Report on Form 10-K. The results of operations for the three and six months ended May 31, 2010, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2010. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2009 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of May 31, 2010, the Company had accounts payable and accrued liabilities totaling $1,528,643.  At May 31, 2010, the Company had cash and cash equivalents $17,443.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level if disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the applicable disclosure requirements beginning in the second quarter of fiscal 2010.

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

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an additional grant of 100,000 options to an employee resulting in a non-cash charge of $57,737.  In December 2007, the Board of Directors approved an additional grant of 600,000 options to a consultant resulting in a non-cash charge of $271,598.  In December 2008, the Board of Directors approved the grant of 900,000 options to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  In February 2010 the Board of Directors approved the grant of options under an employment agreement.  Pursuant to that agreement, options to purchase 432,292 shares of common stock were issued for the four months ended May 31, 2010.  The grants resulted in non-cash charges of $24,892.  All of these non-cash charges related to the granting of options are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2009, and changes during the six months ended May 31, 2010, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at beginning of year	2,700,000	$ .52	7.35 years
Granted	432,292.06		7.32 years
Forfeited	(200,000)	.66	7.07 years
Outstanding at May 31, 2010	2,932,292	$ .44	7.09 years	-
Exercisable at May 31, 2010	2,118,951.51		7.26 years	-
Non-vested at May 31, 2010	813,341.42		7.07 years	-

                 The following table summarizes information about stock options outstanding at May 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 31, 2010	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of May 31, 2010	Wtd. Avg. Exercise Price

$ .66	900,000	7.07 years	$ .66	761,659	$ .66
$ .71	100,000	7.47 years	$ .71	75,000	$ .71
$ .72	600,000	7.07 years	$ .72	400,000	$ .72
$ .20	900,000	7.07 years	$ .20	450,000	$ .20
$ .08	78,125	7.07 years	$ .08	78,125	$ .08
$ .06	104,167	7.07 years	$ .06	104,167	$ .06
$ .05	250,000	7.07 years	$ .05	250,000	$ .05
	2,932,292.49			2,118,951.51

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in 2010:  risk-free interest rate of 3.08%; estimated life of 3.7 years; expected dividend yield of zero percent; expected volatility of 167.11%.  For the six-month periods ended May 31, 2010 and 2009, the Company recognized stock based compensation expense of $155,823 and $127,424, respectively.  As of May 31, 2010, total stock based compensation related to non-vested awards not yet recognized was $208,416 with a weighted average recognition period of 7.07 years.  As of May 31, 2009, total stock based compensation related to non-vested awards not yet recognized was $468,266 with a weighted average recognition period of 8.09 years.

The weighted-weighted average grant-date fair value of options granted during the six month period ended May 31, 2010, was $0.06.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending May 31, 2010 and 2009 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period. The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

 (8)

Related Party Transaction

                 The Company has issued convertible notes payable to an officer for funds provided to the Company. The notes were issued December 4, 2009 through May 3, 2010, and total $400,267.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

(9)

Conversion of Notes Payable

                 In April 2010, the Company issued 2,578,996 shares of restricted common stock for the conversion of $385,000 of notes issued to the Company’s President and accrued interest of $13,122.  The following table shows the impact of the issuance:

	Prior to Conversion February 28, 2010	Subsequent to Conversion

Notes payable – Related parties	$625,837	$240,834

Common stock	47,867	50,446

Additional paid-in capital	3,987,603	4,383,146

Shares outstanding	47,866,774	50,445,770

(10)

Issuance of Stock for Services

                In February 2010 the Company issued 200,000 shares of restricted stock for services.  These shares are fully vested and non-forfeitable.  The Company valued this transaction at $10,000 or $0.05 per share.

                 In May 2010 the Company issued 25,000 shares of restricted stock for services, pursuant to the terms of an employment agreement.  These shares are fully vested and non-forfeitable.  The Company valued this transaction at $1,000 or $0.04 per share.

(11)

Commitments and Contingencies

                The Company was leasing its office space under a five year lease that had commenced on November 1, 2006.  During the quarter, the Company and the landlord agreed to an early termination of this lease without a penalty.  The Company wrote off leasehold improvements related to this lease, recognizing a loss of $6,140. The Company is currently leasing its office space on a month-to-month basis at a rate of approximately $400 per month.

(12)

Subsequent Events

                 The Company has evaluated subsequent events and has concluded that no recognized subsequent events have occurred since the quarter ended May 31, 2010.  The Company does note the following non-recognized transactions occurred subsequent to the quarter end:

         Private Placement of Common Stock

                 In June 2010 the Company sold 666,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $99,900.

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

We estimate that non-clinical laboratory sales could take place prior to the receipt of United States Food and Drug Administration (“FDA”) approval.  Management anticipates that selling our generator into the market as laboratory equipment prior to receipt of final FDA approval will pave the way for sales of our medical generator and proprietary tablets, but expected financial contributions from non-medical generator and tablet sales will be too late to help offset the substantial costs of the FDA approval process for human medical uses.  We expect that contributions will be able to support our manufacturing and set-up costs and contribute to the overall profitability of our Company in due time, but we believe that they will also require financing.  We anticipate entering the non-clinical laboratory market in the next 4 to 6 months.

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

Results of Operations

The following table presents our results of operations for the three months ended May 31, 2010, and May 31, 2009:

	For the Three Months		For the Six Months
	Ended		Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	247,040	133,039	453,834	258,101
General and administrative	156,508	170,060	302,850	527,673
Gain (Loss) on disposal of asset	6,140	-	6,140	-

Total operating expenses	409,688	303,099	762,824	785,774

Net income (loss) from operations	(409,688)	(303,099)	(762,824)	(785,774)

Other income (expense):
Interest expense	(5,948)	(2,032)	(12,657)	(3,868)

Total other income (expense), net	(5,948)	(2,032)	(12,657)	(3,868)
Provision for income tax	100	100	100	100

Net income (loss)	$(415,736)	$(305,231)	$(775,581)	$(789,742)

For the Three Months Ended May 31, 2010 and 2009

During the three-month period ended May 31, 2010, we had a net loss of $415,736.  This compares to a net loss of $305,231 for the comparable period ended May 31, 2009.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $247,040 and $133,039, respectively, for the three-month periods ended May 31, 2010 and 2009.   The increase in research and development expenditures results from increased consulting fees and travel expenses related to finalizing the design and development of the controller module for the nitric oxide generator.  As the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow.

General and administrative (“G&A”) expenses were $156,508 and $170,060, respectively, for the three-month periods ended May 31, 2010 and 2009.  The decrease of $13,552 resulted from reduced consulting and director fees recorded during the quarter.  We expect that for the remainder of 2010, general and administrative expenses will approximate those experienced for the current quarter.

Total other expense was $5,948 in the three-month period ended May 31, 2010 compared to other expense of $2,032 for the three-month period ended May 31, 2009.  The $3,916 increase, resulted from increased interest expense related to the loans payable the Company secured for operating funds.

For the Six Months Ended May 31, 2010 and 2009

During the six-month period ended May 31, 2010, we had a net loss of $775,581.  This compares to a net loss of $789,742 for the comparable period ended May 31, 2009.  Net loss per common share for these periods was $(.02) and $(.02), respectively.

R&D expenses were $453,834 and $258,101, respectively, for the six-month periods ended May 31, 2010 and 2009.   The increase in research and development expenditures results from increased consulting fees and travel expenses related to finalizing the design and development of the controller module for the nitric oxide generator.

We expect that as the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses will increase in future periods.

G&A expenses were $302,850 and $527,673, respectively, for the six-month periods ended May 31, 2010 and 2009.  Of the $224,823 decrease, $200,000 relates to the charge taken in 2009 for the issuance of stock for professional services.  The remaining $24,823 decrease results from lower consulting and director fees, along with  smaller variances in a number of expense accounts.

Total other expense was $12,657 in the six-month period ended May 31, 2010 compared to other expense of $3,868 for the six-month period ended May 31, 2009.  The $8,789 increase resulted from increased interest expense related to the loans payable the Company secured for operating funds.

Financial Position

                We had $17,443 in cash and cash equivalents as of May 31, 2010, representing a decrease of $10,672 from November 30, 2009.  Working capital as of May 31, 2010, was a deficit of $1,494,307 compared to a deficit of $1,304,303 as of November 30, 2009. This increase in the working capital deficit was primarily due to the increase in accounts payable and accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. Net cash of $401,194 was used for operating activities during the six months ended May 31, 2010.  This is an increase of $312,631 as compared to the $88,563 used during the same period ended May 31, 2009.  Also, during the six months ended May 31, 2010, net cash of $9,745 was used for the purchase of intangible assets and computer equipment.  This compares with $19,601 used for the purchase of intangible assets for the same period ended May 31, 2009.   As of May 31, 2010, our current liabilities totaled $1,528,643, and we had a working capital deficit of $1,494,307.  As of May 31, 2010, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of May 31, 2010, we had accounts payable and accrued liabilities totaling $1,528,643.  At May 31, 2010, we had cash and cash equivalents of $17,443.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

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

Date: July 15, 2010	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: July 15, 2010	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)