Form 10-Q
period 2010-08-31
GeNOsys, Inc.
filed 2010-10-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

or

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2010
Common Stock, $0.001 par value	52,161,767 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of August 31, 2010, and November 30, 2009

4

Condensed Consolidated Statements of Operations

For the three and nine months ended August 31, 2010 and 2009 and for the period of the development stage (June 30, 2005) through August 31, 2010

5

Condensed Consolidated Statements of Cash Flows

For the nine months ended August 31, 2010 and 2009 and for the period of the development stage (June 30, 2005) through August 31, 2010

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 4t:  Controls and Procedures

15

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

17

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 5:  Other Information

17

Item 6:  Exhibits

17

Signatures

18

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2010 (Unaudited)	November 30, 2009 (Audited)
Current assets:
Cash and cash equivalents	$59,385	$28,115
Prepaid expenses	2,378	3,871
Inventory	14,409	10,807
Total current assets	76,172	42,793
Property and equipment, net of accumulated depreciation of $154,185 and $142,376, respectively	38,780	64,477
Patents, net of amortization of $29,308 and $19,843, respectively	91,426	86,016
TOTAL ASSETS	$206,378	$193,286
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$72,853	$44,080
Accounts payable, Related party	7,628	14,327
Accrued liabilities	491,442	404,040
Accrued liabilities, Related party	524,151	429,079
Loans payable, Related party	480,837	455,570
Total current liabilities	1,576,911	1,347,096
Total liabilities	1,576,911	1,347,096
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 52,161,767 and 47,666,774 shares issued and outstanding at August 31, 2010 and November 30, 2009, respectively	52,162	47,667
Additional paid-in capital	4,779,087	3,893,111
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(6,123,858)	(5,016,664)
Total stockholders’ deficit	(1,370,533)	(1,153,810)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206,378	$193,286

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Nine Months		(June 30, 2005)
	Ended August 31,		Ended August 31,		To August 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	192,560	204,988	646,393	463,089	3,223,592
General and administrative	131,810	152,294	434,661	679,967	3,013,243
(Gain) loss on disposal of asset	-	-	6,140	-	6,554

Total operating expenses	324,370	357,282	1,087,194	1,143,056	6,243,389

Net income (loss) from operations	(324,370)	(357,282)	(1,087,194)	(1,143,056)	(6,243,389)

Other income (expense):
Interest income	-	-	-	-	82,206
Interest expense	(7,243)	(2,639)	(19,900)	(6,507)	(31,297)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(7,243)	(2,639)	(19,900)	(6,507)	51,009

Net income (loss) before income taxes	(331,613)	(359,921)	(1,107,094)	(1,149,563)	(6,192,380)

Provision for income tax	-	-	100	100	600

Income (loss) from continuing
operations	(331,613)	(359,921)	(1,107,194)	(1,149,663)	(6,192,980)

Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(331,613)	$(359,921)	$(1,107,194)	$(1,149,663)	$(6,123,858)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.02)	$(.02)	$(.13)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.02)	$(.13)

Basic and diluted weighted average number of common shares outstanding	51,354,009	47,666,774	49,614,199	47,485,022	46,797,271

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2010	For the Nine Months Ended August 31, 2009	From Beginning of Development Stage (June 30, 2005) to August 31, 2010
Cash flows from operating activities:
Net loss	$(1,107,194)	$(1,149,663)	$(6,123,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,456	39,311	198,165
Loss on disposal of property and equipment	6,140	-	6,554
Stock-based compensation	228,448	192,885	946,660
Gain on the disposal of discontinued operations	-	-	(71,253)
Decrease in cash from discontinued operations	-	-	(6,020)
Stock issued for services	14,000	200,000	560,036
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	1,494	53,229	(2,252)
(Increase) Decrease in inventory	(3,602)	-	(14,409)
Increase (Decrease) in accounts payable	28,774	10,943	72,851
Increase (Decrease) in accounts payable - Related party	(6,699)	(2,855)	7,628
Increase (Decrease) in accrued liabilities	87,402	287,834	491,442
Increase (Decrease) in accrued liabilities – Related party	108,194	141,994	537,273
Net cash used in operating activities	(607,587)	(226,322)	(3,397,183)

Cash flows from investing activities:
Purchase of intangible assets	(14,875)	(31,450)	(120,437)
Purchase of equipment	(6,435)	-	(213,936)
Net cash provided by (used in) investing activities	(21,310)	(31,450)	(334,373)

Cash flows from financing activities:
Issuance of common stock for cash	249,900	20,000	2,896,953
Proceeds from loans payable – Related party	425,267	261,405	888,337
Payments on loans payable – Related Party	(15,000)	(7,500)	(22,500)
Cash from discontinued operations	-	-	(19,777)
Net cash provided by financing activities	660,167	273,905	3,743,013
Net increase (decrease) in cash	31,270	16,133	11,457
Cash at beginning of the period	28,115	4,368	47,928
Cash at end of the period	$59,385	$20,501	$59,385

Supplemental Disclosure Information
Cash paid during the year for:
Interest	$-	$-	$750
Income/franchise taxes	100	100	600
Stock issued for services	14,000	200,000	560,036
Conversion of notes payable to common stock	385,000	-	385,000
Related party debt forgiveness	13,122		13,122

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2009 Annual Report on Form 10-K. The results of operations for the three and nine months ended August 31, 2010, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2010. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2009 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of August 31, 2010, the Company had accounts payable and accrued liabilities totaling $1,576,911.  At August 31, 2010, the Company had cash and cash equivalents $59,385.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

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

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November 2007, the Board of Directors approved an additional option grant to purchase 100,000 shares of common stock to an employee resulting in a non-cash charge of $57,737.  In December 2007, the Board of Directors approved an additional option grant to purchase 600,000 shares of common stock to a consultant resulting in a non-cash charge of $271,598.  In December 2008, the Board of Directors approved an option grant to purchase 900,000 shares of common stock to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  In February 2010 the Board of Directors approved the grant of options under an employment agreement.  Pursuant to that agreement, options to purchase 588,542 shares of common stock were issued for the nine months ended August 31, 2010.  The grants resulted in non-cash charges of $32,054.  All of these non-cash charges related to the granting of options are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2009, and changes during the nine months ended August 31, 2010, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at beginning of year	2,700,000	$ .52	6.84 years
Granted	588,542.05		6.82 years
Forfeited	(200,000)	.66	6.91 years
Outstanding at August 31, 2010	3,088,542	$ .42	6.83 years	-
Exercisable at August 31, 2010	2,330,200.43		6.83 years	-
Non-vested at August 31, 2010	758,342.40		6.83 years	-

The following table summarizes information about stock options outstanding at August 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 31, 2010	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of August 31, 2010	Wtd. Avg. Exercise Price

$ .66	900,000	6.82 years	$ .66	816,658	$ .66
$ .71	100,000	7.22 years	$ .71	75,000	$ .71
$ .72	600,000	6.82 years	$ .72	400,000	$ .72
$ .20	900,000	6.82 years	$ .20	450,000	$ .20
$ .08	78,125	6.82 years	$ .08	78,125	$ .08
$ .06	104,167	6.82 years	$ .06	104,167	$ .06
$ .05	250,000	6.82 years	$ .05	250,000	$ .05
$ .04	156,250	6.82 years	$ .04	156,250	$ .04
	3,088,542.49			2,330,200.43

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 1.87%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in 2010:  risk-free interest rate of 3.08%; estimated life of 3.7 years; expected dividend yield of zero percent; expected volatility of 167.11%.  For the nine-month periods ended August 31, 2010 and 2009, the Company recognized stock based compensation expense of $228,448 and $192,885, respectively.  As of August 31, 2010, total stock based compensation related to non-vested awards not yet recognized was $140,953 with a weighted average recognition period of 6.82 years.  As of August 31, 2009, total stock based compensation related to non-vested awards not yet recognized was $402,803 with a weighted average recognition period of 7.84 years.

The weighted-weighted average grant-date fair value of options granted during the nine month period ended August 31, 2010, was $0.05.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending August 31, 2010 and 2009 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

 (8)

Related Party Transaction

The Company has issued convertible notes payable to an officer for funds provided to the Company.  The notes were issued December 4, 2009 through July 10, 2010, and currently total $480,837.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

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

Issuance of Stock:

Stock issued through Private Placement:

In June 2010 the Company sold 666,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $99,900.

In August 2010 the Company sold 1,000,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $150,000.

Stock issued for Services:

In February 2010 the Company issued 200,000 shares of restricted stock for services.  These shares are fully vested and non-forfeitable.  The Company valued this transaction at $10,000 or $0.05 per share.

In May 2010 the Company issued 25,000 shares of restricted stock for services, pursuant to the terms of an employment agreement.  In July 2010 the Company issued an additional 25,000 shares of restricted stock for services related to that agreement.  These shares are fully vested and non-forfeitable.  The Company valued these transactions at $4,000 or $0.08 per share.

(11)

Commitments and Contingencies

The Company was leasing its office space under a five year lease that had commenced on November 1, 2006.  During the quarter, the Company and the landlord agreed to an early termination of this lease without a penalty.  The Company is required to pay $138,531, which amount represents $134,531 of  back lease payments and $3,900 of attorney fees, together with interest at the rate of 5% per annum .  The Company wrote off leasehold improvements related to this lease, recognizing a loss of $6,140. The Company is currently leasing its office space on a month-to-month basis at a rate of approximately $400 per month.

(12)

Subsequent Events

In September 2010 the Board of Directors approved the issuance of 8,027,142 shares of its common stock to two officers in full settlement of unpaid salary and benefits.  Upon receipt of the certificates both officers will provide to the Company a full release from all claims arising from and related to the unpaid salaries.

The Company has evaluated subsequent events and has concluded that no other recognized subsequent events have occurred since the quarter ended August 31, 2010.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

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

Results of Operations

The following table presents our results of operations for the three months ended August 31, 2010, and August 31, 2009:

	For the Three Months		For the Nine Months
	Ended		Ended
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	192,560	204,988	646,393	463,089
General and administrative	131,810	152,294	434,661	679,967
(Gain) Loss on disposal of asset	-	-	6,140	-

Total operating expenses	324,370	357,282	1,087,194	1,143,056

Net income (loss) from operations	(324,370)	(357,282)	(1,087,194)	(1,143,056)

Other income (expense):
Interest expense	(7,243)	(2,639)	(19,900)	(6,507)

Total other income (expense), net	(7,243)	(2,639)	(19,900)	(6,507)
Provision for income tax	-	-	100	100

Net income (loss)	$(331,613)	$(359,921)	$(1,107,194)	$(1,149,663)

For the Three Months Ended August 31, 2010 and 2009

During the three-month period ended August 31, 2010, we had a net loss of $331,613.  This compares to a net loss of $359,921 for the comparable period ended August 31, 2009.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $192,560 and $204,988, respectively, for the three-month periods ended August 31, 2010 and 2009.   The decrease in research and development expenditures results from a decrease in consulting fees for the period.  As the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses will increase from the expense level seen in this three-month period.

General and administrative (“G&A”) expenses were $131,810 and $152,294, respectively, for the three-month periods ended August 31, 2010 and 2009.  The decrease of $20,484 resulted from reductions in consulting and director fees, offset in part by an increase in legal fees.  We expect that general and administrative expenses in future periods will increase from those experienced for the current quarter.

Total other expense was $7,243 in the three-month period ended August 31, 2010 compared to other expense of $2,639 for the three-month period ended August 31, 2009.  The $4,604 increase resulted from increased interest expense related to the loans payable the Company secured for operating funds.

For the Nine Months Ended August 31, 2010 and 2009

During the nine-month period ended August 31, 2010, we had a net loss of $1,107,194.  This compares to a net loss of $1,149,663 for the comparable period ended August 31, 2009.  Net loss per common share for these periods was $(.02) for each of the periods.

R&D expenses were $646,393 and $463,089, respectively, for the nine-month periods ended August 31, 2010 and 2009.   The increase in research and development expenditures results from increased consulting fees and travel expenses related to finalizing the design and development of the controller module for the nitric oxide generator.  We expect that as the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses in future periods will increase over the current level.

G&A expenses were $434,661 and $679,967, respectively, for the nine-month periods ended August 31, 2010 and 2009.  Of the $245,306 decrease, $200,000 relates to the charge taken in 2009 for the issuance of stock for professional services.  The remaining $45,306 decrease results from lower consulting and director fees, along with smaller variances in a number of expense accounts.

Total other expense was $19,900 in the nine-month period ended August 31, 2010 compared to other expense of $6,507 for the nine-month period ended August 31, 2009.  The $13,393 increase resulted from increased interest expense related to the loans payable the Company secured for operating funds.

Financial Position

We had $59,385 in cash and cash equivalents as of August 31, 2010, representing an increase of $31,270 from November 30, 2009.  Working capital as of August 31, 2010, was a deficit of $1,500,739 compared to a deficit of $1,304,303 as of November 30, 2009. This increase in the working capital deficit was primarily due to the increase in accounts payable and accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. Net cash of $607,587 was used for operating activities during the nine months ended August 31, 2010.  This is an increase of $381,265 as compared to the $226,322 used during the same period ended August 31, 2009.  Also, during the nine months ended August 31, 2010, net cash of $21,310 was used for the purchase of intangible assets and computer equipment.  This compares with $31,450 used for the purchase of intangible assets for the same period ended August 31, 2009.   As of August 31, 2010, our current liabilities totaled $1,576,911, and we had a working capital deficit of $1,500,739.  As of August 31, 2010, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide producing materials to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of August 31, 2010, we had accounts payable and accrued liabilities totaling $1,576,911.  At August 31, 2010, we had cash and cash equivalents of $59,385.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

In June 2010 an action was filed by Riverwoods Medical Art Center L.C. against GeNOsys, Inc. alleging a breach of the Lease Agreement for the offices previously utilized by GeNOsys, Inc. at 280 W. Riverpark Dr., Suite 300, Provo, UT.  The action sought the payment of lease payments, common area charges, interest and late fees totaling $196,899 as of June 11, 2010.  The parties have subsequently agreed that GeNOsys will pay to Riverwoods Medical Art Center L.C. $138,531, which amount represents $134,531 of lease payments and $3,900 of attorney fees, together with interest at the rate of five percent (5%) per annum commencing on June 12, 2010, until the amount has been paid in full.  All amounts payable are accrued in the financial records of GeNOsys, Inc.

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

31.1

Certification of John W. R. Miller under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

32.              Certification of John W.R. Miller and Keith L. Merrell pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 15, 2010	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: October 15, 2010	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)