Form 10-K
period 2010-11-30
GeNOsys, Inc.
filed 2011-03-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2010

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-49817

GENOSYS, INC.

(Exact Name of Registrant as specified in its Charter)

Utah	87-0671592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

86 N University Avenue, Suite 400, Provo, UT 84601

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  [   ]    No  [   ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]   No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The market value of the voting and non-voting common stock presently held by non-affiliates is $1,371,027, based on 27,420,534 shares held by non-affiliates.  These shares were valued at the last trade of the Registrant’s common stock on the OTCBB on May 31, 2010, of $0.05 per share.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 15, 2011, the Registrant had 65,665,059 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

Form 10-K

GeNOsys, Inc.

INDEX

PART I

Item 1.  Business

     4

Item 1A.  Risk Factors

   10

Item 2.  Properties

   10

Item 3.  Legal Proceedings

   10

Item 4.  (Removed and Reserved)

   11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

     Issuer Purchases of Equity Securities

   12

Item 6.  Selected Financial Data

   15

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results

     of Operations

   15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   19

Item 8.  Financial Statements and Supplementary Data

   20

Item 9.  Changes in and Disagreements with Accountants on Accounting and

     Financial Disclosures

   35

Item 9A.  Controls and Procedures

   35

Item 9B.   Other Information

   36

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

   37

Item 11.  Executive Compensation

   40

Item 12.  Security Ownership of Certain Beneficial Owners and Management                                              43

     and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

   45

Item 14.  Principal Accountant Fees and Services

   46

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   48

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

     Nitric Oxide Gas for Inhalation

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

     Nitric Oxide Producing Topical Products

We have developed a group of nitric oxide producing products for topical use.  Patent applications have been filed for these products, which will be available as a cream, gel or wash, depending on the desired application and use.

There are significant markets for topical nitric oxide producing products, including use on non-healing wounds (diabetic ulcers, etc.) and skin care (acne, rashes, abrasions, etc.).  For use on non-healing wounds, nitric oxide producing topical products will, with their vasodilator properties, support blood flow to the wound area and support collagen growth, with their anti-inflammatory properties they will reduce inflammation in the wound area, and with their antibacterial properties, support the body in clearing the wound area of infection.  We are currently working with a wound care clinic to finalize the procedures for use on non-healing wounds.  It is anticipated that revenues will be generated from these topical nitric oxide producing products no later than the third quarter of 2011.

Principal Products or Services and Their Markets

     Our principal products are our patented nitric oxide gas generators which use our proprietary nitric oxide producing tablet medium and our nitric oxide producing topical products.  It is our objective to be the significant supplier of medical grade nitric oxide gas to end users in both the domestic and international markets.

     We will target the treatment of tuberculosis (“TB”) as our initial market for our inhaled nitric oxide product.  There are a number of factors which entered into this decision.

•

TB has high visibility and priority with the World Health Organization (“WHO”) and other international organizations

•

New drugs are needed to combat the growing worldwide health threat TB presents, particularly multi-drug resistant TB (“MDR-TB”) and extensively drug-resistant TB (“XDR-TB”).

•

Data obtained from treatment of TB can be utilized in a submission to the FDA for approval

•

TB patients often are concurrently infected with other diseases.  Treating TB patients will provide valuable data on the effectiveness of nitric oxide for additional applications

     The 2010 market for all anti-TB drugs was projected by The Global Alliance for TB Drug Development (“The TB Alliance”) to be between $612 million and $670 million with the potential market for a new anti-TB drug estimated to be between $316 million and $345 million. The TB market provides a number of significant advantages as the initial target market.  WHO and The TB Alliance have made the development of a new anti-TB drug one of their highest priorities in order to halt the world health threat posed by TB, particularly MDR-TB and XDR-TB

     The current treatment regimen adopted by The TB Alliance and WHO is the directly observed treatment, short-course (“DOTS”).  Utilizing this treatment method, patients are brought into hospitals and clinics for two weeks, during which time medical personnel directly observe the patient taking the prescribed medications.  To incentivize patients to enter the DOTS treatment program, they are paid while at the clinic or hospital and, upon leaving, are provided additional money and food.  However, DOTS is cumbersome and labor intensive, particularly because currently available anti-TB drugs require a minimum treatment of 6 months.  Many patients experience unpleasant side effects which are common with patients on antibiotic regiments, such as digestive problems and diarrhea, and adherence with the relatively long course of treatment is poor.  Such non-adherence commonly leads to treatment failure and the development of drug resistance.

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

     While TB will be the initial market targeted for the aforementioned reasons, nitric oxide is not a single indication or single market drug.  Nitric oxide has antifungal, antiviral and antibacterial properties, and recently many research laboratories have begun research and development programs where nitric oxide gas is an integral part of the development of new drugs.  To date, research and subsequent treatment regimens have been held hostage by the high cost of cylinder medical grade nitric oxide gas.  We believe that the availability of on-site and on-demand production of our low cost medical grade nitric oxide gas will lead to greater use of the gas in treatment of both common and lethal diseases.

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

     Distribution Methods of the Products or Services

Nitric Oxide Gas for Inhalation

     In the United States, the FDA restricts sales of drugs to those which have received their approval.  Our strategy will be to use the data generated from TB clinical trials to obtain FDA approval.  Clinical trials have not yet begun and there can be no assurance that permission to conduct such trials will be granted.  Should we be successful in obtaining FDA approval, we will choose as our distribution channel appropriate distributors who have complimentary lines of products.  Because of the nature of the FDA approval process, there can be no assurance as to the actual timing or success of the product commercialization.

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

Nitric Oxide Producing Topical Products

The pathway to FDA approval for a topical product is significantly shorter than that required for a product which is inhaled or ingested.  Our plan is to gather data from the clinical use currently being set up and, then use the resultant data in filing an application for an FDA Over-the-Counter (“OTC”) product approval.  The doctors conducting the clinical work will also prepare reports for publication in trade journals and make presentations at medical conventions to bring awareness of these products to the medical community.  We are working to establish distribution channels for these products, initially in foreign countries, to be followed by distribution in the United States upon receipt of an OTC registration number from the FDA.

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

•

Medical Gas Generator, U. S. Design Application, Serial No. 29/204,287, Filed April 27, 2004; and

•

Medical Gas Generator, Canadian Design Registration, Patent No. 104685, Issued November 23, 2004;

     Management intends to continue filing patent applications or other applications that may protect our proprietary formulation of tablets and compounds that will be utilized to produce nitric oxide gas in our generators and nitric oxide producing topical products as the need arises. Following further development of our generators and proprietary compound formulations, we anticipate filing additional patent applications in the United States, Canada and other foreign countries, as appropriate.

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

     Regulation by governmental authorities in the United States and other countries is a significant factor affecting the timing required for the commercialization of our generators and our nitric oxide tablet product.  Human use of either will require regulatory approval by governmental agencies prior to commercialization.  Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking and obtaining these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources.  Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Our policy will be to conduct our research and development activities in compliance with current FDA guidelines and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

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

     The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales.  The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (“cGMP”). In complying with cGMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance, or we must engage the services of outside contractors who are well versed in compliance with these requirements.  Following approval of the NDA, we are subject to periodic inspections by the FDA.  Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

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

Item 2.  Properties.

     Our executive offices are located at 86 N. University Ave., Suite 400, Provo, Utah 84601.  We also lease a storage facility for some of our equipment and records.  Both leases are on a month-to-month basis, and total $395 per month. The current facilities are not adequate for our needs and we are looking for a combination office and lab where all of our operations can be consolidated, but will continue the present facilities until such time as we have assurance of adequate funding to enable us to enter into a lease for such space.  Further, our current office space will not be adequate to meet the needs of our expected growth.  We will need to acquire additional office and/or laboratory facilities in the future to facilitate additional personnel and enable us to execute our business plan.

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

Item 4.  (Removed and Reserved).

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

STOCK QUOTATIONS (BID) *

	2010		2009
Quarter ended	High	Low	High	Low

November 30	$0.04	$0.02	$0.29	$0.09

August 31	$0.05	$0.03	$0.40	$0.15

May 31	$0.07	$0.03	$0.24	$0.04

February 28	$0.15	$0.05	$0.45	$0.15

*    The future sale of our presently outstanding “restricted securities” (common stock) by present members of management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Rule 144” below and Part III, Item 12.

     Holders of Record

     At March 15, 2011, there were approximately 220 holders of record of our common stock.  The number of holders of record was calculated by reference to our stock transfer agent’s books.

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

     Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,088,542	$ 0.42	0
Equity compensation plans not approved by security holders	0	0	0
Total	3,088,542	$ 0.42	0

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

     The Plan is to be administered by our Compensation Committee, if any or by our Board of Directors if there is no Compensation Committee.  Until a Compensation Committee is formed, our Board of Directors will administer the Plan.  The Board may establish a Compensation Committee and from time to time increase the size of that Compensation Committee and appoint additional members, remove members (with or without cause) and appoint new members in substitution, fill vacancies and/or remove all members of the committee.  The Compensation Committee may be composed of employee/director(s), non-employee/director(s) and/or major stockholder(s) of the company who are not a director.

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

     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     From December 2007 through November 2010, the Company issued $875,000 of convertible notes payable to officers and directors for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  During 2010, $420,052 of the notes and accrued interest were converted under the terms of the agreements, resulting in the issuance of 2,912,326 shares of restricted common stock.

In February 2010, our Board of Directors approved the issuance of 200,000 shares of our restricted common stock for services rendered.  The stock was valued at $0.05 per share, resulting in a non-cash charge of $10,000 that was recorded in the first quarter of 2010.

In February 2010, our Board of Directors approved the issuance of 360,000 shares of our restricted common stock for services rendered.  At the time their services were completed the market value of the stock was $0.05 per share, resulting in a non-cash recorded charge of $18,000.

In April 2010, 25,000 shares of restricted common stock were issued pursuant to the terms on an employment agreement.   The stock was valued at $0.08 per share, resulting in a $2,000 non-cash charge, which was recorded in the second quarter of 2010.

In July 2010, 25,000 shares of restricted common stock were issued under the terms on an employment agreement. The stock was valued at $0.08 per share, resulting in a $2,000 non-cash charge, which was recorded in the third quarter of 2010.

During the three months ended August 31, 2010, the Company sold 1,666,000 shares of restricted common stock to qualified investors through a private placement.  Net proceeds from the sales of stock were $249,900.

In October 2010, our Board our Directors approved the issuance of 8,027,142 shares of our restricted common stock to two officers in full settlement of unpaid salary and benefits.  Upon receipt of the certificates both officers provided to the Company a full release from all claims arising from and related to the unpaid salaries.

During the three months ended November 30, 2010, the Company sold 2,000,000 shares of restricted common stock to qualified investors through a private placement.  Net proceeds from the sales of stock were $100,000.

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

     Purchases of Equity Securities by Us and Affiliated Purchasers

     From December 2007 through November 2010 the Company has issued convertible notes payable to officers and a director for funds provided to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  If converted as of March 1, 2011, the notes outstanding would be convertible at approximately $0.05 per share.  At November 30, 2010 and 2009, the total of these convertible notes was $457,362 and $455,570, respectively.  During 2010 the Company agreed to satisfy its obligations owing to one of the directors, John W.R. Miller, for $418,475 of funds he advanced to the Company by exchanging the $418,475, plus interest owed to Mr. Miller, for the issuance of shares of stock to third parties for the cancellation of an equal amount of obligations owed by Mr. Miller.  Mr. Miller will receive no compensation in connection with this transaction.

     Mr. Miller’s obligations to third parties resulted from him personally borrowing funds from such third parties with an agreement to convert such personal notes into shares of the stock held by him.  Each note is past due and payable in full.  The notes total $418,475 and bear interest at the rate of 5% per annum.  Each note is convertible into shares of Company stock held by Mr. Miller at the average rate of $0.15 per share.

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

     Overview

     We are in the development stage and have incurred cumulative net losses since inception.  We incurred negative cash flows from operating activities of $726,509 and $358,433 for the years ended November 30, 2010, and 2009, respectively.  Our products are in the development stage and are subject to regulatory approval by the FDA.  We have not yet begun the FDA approval process. Although we are confident that the products under development will be successfully tested and commercialized, there can be no assurance that such approvals will be received.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or licensing agreements and royalties.  We cannot assure you that we will receive this financing. If we do not receive such funding, we will not be able to proceed with our intended business plans.  In 2010 we made a private placement of 3,666,000 shares of our common stock, which sale generated net proceeds of $349,900.  In 2009, we made a private placement of 200,000 shares of our common stock at a price of $0.10 per share for net proceeds of $20,000.

     During 2008 through 2010 we issued convertible promissory notes to officers of the Company for funds received. The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  The following table summarizes the funds received during the years ended November 30, 2008, 2009 and 2010, and the number of shares that would be issued had all the outstanding  notes been converted at November 30, 2010, which conversion would have been at a rate of $0.04 per share based on the closing price of November 30, 2010:

		Shares to be Issued
	Face Amount of	at a November 30,
	Notes Issued	2010 Conversion

Notes issued for year ended November 30, 2008	$ 62,700	1,567,500
Notes issued for year ended November 30, 2009	220,870	5,521,750
Notes issued for year ended November 30, 2010	173,793	4,344,825

Total	$ 457,363	11,434,075

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

Financial Position

     The table below presents a summary of our consolidated balance sheets at November 30, 2010, and 2009.

SUMMARY OF BALANCE SHEET INFORMATION
	Year ended Nov. 30, 2010	Year ended Nov 30, 2009	Increase (Decrease)
Cash and cash equivalents	$ 27,167	$ 28,115	$ (948)
Total current assets	29,438	42,793	(13,355)
Total assets	158,729	193,286	(34,557)
Total current liabilities	1,275,640	1,347,096	(71,456)
Deficit accumulated during the development stage	(6,386,684)	(5,016,664)	(1,370,020)
Total stockholders’ deficit	$ (1,116,911)	$ (1,153,810)	$ 36,899

     We had $27,167 in cash as of November 30, 2010.  This is a decrease of $948 from November 30, 2009.  We had a working capital deficit of $1,246,202 at November 30, 2010, as compared to working capital deficit of $1,304,303 at November 30, 2009.  This decrease in the working capital deficit was primarily due to the conversion of debt into equity, reduced by the operating loss for the fiscal year.

     Contractual Obligations

     The Company issued convertible promissory notes to officers of the Company for funds received.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  The following table summarizes the outstanding convertible notes issued during the years ended November 30, 2010, 2009 and 2008:

Face Amount of
Notes Issued

Notes issued for year ended November 30, 2008	$ 62,700
Notes issued for year ended November 30, 2009	220,870
Notes issued for year ended November 30, 2010	173,793

Total	$ 457,363

Results of Operations

Year Ended November 30, 2010, Compared to Year Ended November 30, 2009

     During the years ended November 30, 2010, and 2009, we had no revenue or related cost of sales.  The selected financial information below shows only the components comprising total operating expenses and the resultant net loss for each reporting period.

	Year Ended November 30, 2010	Year Ended November 30, 2009	Increase (Decrease)
Research and Development (excludes $125,132 and $105,922 of non-cash stock compensation expense in 2010 and 2009)	$659,417	$ 585,197	$74,220
General and Administrative (excludes $180,069 and $152,424 of non-cash stock compensation expense in 2010 and 2009)	371,704	549,326	(177,622)
Stock-based compensation expense	305,201	258,346	46,855
Loss on disposal of asset	6,140	-	6,140
Total operating expenses	1,342,462	1,392,869	(50,407)

Net loss	$(1,370,020)	$(1,404,366)	$34,346

     Research and development expenses (“R&D”) for the year ended November 30, 2010, were $659,417, which excludes $125,132 of stock-based compensation expense.  R&D expenses for the year ended November 30, 2009, were $585,197, which excludes $105,922 of stock-based compensation expense.  The expense level in 2010 increased by $74,220 compared to 2009 expense level.  Of the increase in 2010, $94,878 is from higher consulting fees, $19,210 from increased stock based compensation charges and $28,521 from increased tools and supplies related to prototypes. These increases were offset in part by decreases of $58,830 in advisory board fees, a $7,730 reduction in building rent, and a $3,541 decrease in depreciation expense.  It is anticipated that R&D expenses will increase in 2011 as test projects are initiated and the development work required for commercialization escalates.

     General and administrative expenses for the year ended November 30, 2010, were $371,704, excluding $180,069 of stock-based compensation expense, compared to $549,326, excluding $152,424 in stock-based compensation charges, for the year ended November 30, 2009, for a decrease of $177,622.  The 2010 decrease results primarily from a $217,502 decrease in consultant expenses, offset in part by increases and decreases in a number of other expense categories. The raising of additional funds, hiring of additional personnel, travel expenses, office rental, and other administrative expenses are all expected to increase during 2011 as products are introduced into the marketplace.

     Interest expense of $27,458 was recognized in the year ended November 30, 2010, which represents interest accrued on funds loaned to the Company by its officers and directors.  Interest expense recorded in the year ended November 30, 2009 was $11,397.

     The net loss for the year ended November 30, 2010, was $1,370,020.  This compares to a net loss realized for the year ended November 30, 2009, of $1,404,366.  We expect the net loss in 2011 to approximate the 2010 loss as additional consultants, personnel and resources are utilized to complete the testing, regulatory approval and commercialization of our products will offset the expected revenue from initial sales of our products.

     Liquidity and Capital Resources

     To date, we have financed our operations principally through private placements of equity securities.  We used net cash for operating activities of $726,509 in the year ended November 30, 2010.  This is a $368,076 increase from the $358,433 used in the year ended November 30, 2009.  As of November 30, 2010, our working capital was $(1,246,202), and our current liabilities were $1,275,640.

     Our working capital requirements for the foreseeable future will vary based on a number of factors, including the costs to complete development work, the cost of bringing products to commercial viability, the timing of the market launches, and the level of sales.  As of November 30, 2010, we had accounts payable and accrued liabilities totaling $1,275,640.  We need to raise additional funds immediately in order to execute our business plan.  There can be no assurance that additional funding will be available to us or that if funding is available that it will be under favorable terms.  If we are unsuccessful in raising additional funds we may be required to substantially reduce or eliminate certain areas of our product development activities, limit our operations significantly or cease operations entirely.

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

      Long-Lived Assets

     We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the years ended November 30, 2010 and 2009.

     Capitalization of Patent Costs

     We have elected to capitalize patent costs and will amortize them over the shorter of the life of the patent or the number of years for which it is estimated that economic benefit will be derived.

     Stock Based Compensation

     On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Option Plan”) was approved by our Board of Directors and became effective on that date, subject to the Stock Option Plan being approved by the stockholders at the annual meeting.  On June 27, 2007, our stockholders approved the Stock Option Plan.  The Stock Option Plan provides that 3,000,000 shares of our authorized but unissued common stock be reserved pursuant to the terms and conditions of the Stock Option Plan.  The Stock Option Plan allows us, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees and non-employee directors.  The purpose of these stock option grants is to attract and retain talented employees and further align employee and stockholder interests.  The Stock Option Plan provides an essential component of the total compensation package offered to employees, reflecting the importance that we place on motivating and rewarding superior results with long-term, performance-based incentives.  In March, June and November 2007, our Board of Directors approved the grant of an aggregate of 1,100,000 stock option grants to certain employees and directors, resulting in non-cash charges of $574,321.  In December 2007, our Board of Directors granted one of our officers an option to purchase 700,000 shares of common stock, resulting in a non-cash charge of $329,335.  In December 2008, our directors approved the grant of 900,000 stock option grants to certain employees and director, resulting in a non-cash charge of $151,900.  During 2010 our directors approved the grant of options to purchase 588,542 shares of common stock, resulting in a non-cash charge of $32,054.  These non-cash charges are being expensed ratably over the vesting periods of the individual agreements.  The total non-cash charge expense for the years ended November 30, 2010 and 2009 relating to these stock option grants was $305,201 and $258,346, respectively.

     Recent Accounting Pronouncements

     ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating than an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

     ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  We believe that the disclosures will not have a material impact on our consolidated results of operations and financial condition when updated.

     We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position or cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future earnings or operations.

     Off-Balance Sheet Arrangements

     None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not required for smaller reporting companies.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8.  Financial Statements and Supplementary Data

GeNOsys, Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

and Consolidated Financial Statements

November 30, 2010

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of November 30, 2010 and 2009	22

Consolidated Statements of Operations for the years ended November 30, 2010 and 2009 and for the period of the development stage (June 30, 2005) through November 30, 2010	23

Consolidated Statements of Stockholders' Equity and (Deficit) for the period of development stage (June 30, 2005) through November 30, 2010	24 – 25

Consolidated Statements of Cash Flows for the years ended November 30, 2010 and 2009 and for the period of the development stage (June 30, 2005) through November 30, 2010	26

Notes to Consolidated Financial Statements	27 - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GeNOsys, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GeNOsys, Inc. as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2010 and 2009 and for the period of the development stage (June 30, 2005) through November 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeNOsys, Inc., (a development stage company), as of November 30, 2010 and 2009, and the results of their operations and their cash flows for the periods ended November 30, 2010 and 2009, and for the period of development stage (June 30, 2005) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 15, 2011

 GENOSYS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	November 30, 2010	November 30, 2009
CURRENT ASSETS
Cash and cash equivalents	$ 27,167	$ 28,115
Prepaid expenses	2,271	3,871
Inventory	-	10,807

Total Current Assets	29,438	42,793

Property and equipment, net of depreciation	35,672	64,477
Patents, net of amortization	93,619	86,016

TOTAL ASSETS	$ 158,729	$ 193,286

LIABIITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 69,538	$ 44,080
Accounts payable, Related party	7,628	14,327
Accrued liabilities	236,142	404,040
Accrued liabilities, Related party	504,969	429,079
Loans payable, Related party	457,363	455,570

Total Current Liabilities	1,275,640	1,347,096

TOTAL LIABILITIES	1,275,640	1,347,096

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized; 62,882,242 and 47,666,774 shares issued and outstanding, respectively	62,882	47,667
Additional paid-in capital	5,284,815	3,893,111
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development Stage	(6,386,684)	(5,016,664)

Total Stockholders’ Deficit	(1,116,911)	(1,153,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 158,729	$ 193,286

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			From Inception of
			the Development Stage
	For the Years Ended		On June 30, 2005
	November 30,		Through
	2010	2009	November 30, 2010
REVENUES	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and Development	784,549	691,119	3,361,747
General and administrative	551,773	701,750	3,130,356
(Gain) Loss on disposal of asset	6,140	-	6,554

Total Expenses	1,342,462	1,392,869	6,498,657

LOSS FROM OPERATIONS	(1,342,462)	(1,392,869)	(6,498,657)

OTHER INCOME (EXPENSE)
Interest income	-	-	82,206
Interest expense	(27,458)	(11,397)	(38,855)
Other income (expense)	-	-	100

LOSS FROM CONTINUING OPERAT- IONS BEFORE INCOME TAXES	(1,369,920)	(1,404,266)	(6,455,206)
PROVISION FOR INCOME TAXES	100	100	600

LOSS FROM CONTINUING OPERATIONS BEFORE DISCON-TINUED OPERATIONS	(1,370,020)	(1,404,366)	(6,455,806)

Loss from discontinued opera- tions, net of tax	-	-	(2,131)
Gain on disposal of discontin- ued operations, net of tax	-	-	71,253

NET LOSS	$(1,370,020)	$(1,404,366)	$ (6,386,684)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.03)	$ (0.03)	$ (0.14)

NET LOSS PER SHARE	$ (0.03)	$ (0.03)	$ (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	51,043,116	47,530,336	46,764,325

See Accompanying Notes to Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception of the Development Stage (June 30, 2005) through November 30, 2010

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	2,556,500	$2,557	$26,243	$(77,924)	$(49,124)

Issued common stock for cash at $0.001	33,231,456	33,231	(29,908)	-	3,323

Issued stock for patents at $0.001	2,968,544	2,969	(2,672)	-	297

Issued stock for consulting agreement at $0.001	3,800,000	3,800	(3,420)	-	380

Shares canceled	(1,302,500)	(1,303)	1,303	-	-

Issued stock for cash at $0.60 per share	3,964,031	3,964	2,374,418	-	2,378,382

Stock promotion costs	-	-	(110,100)	-	(110,100)

Net loss for the period ended November 30, 2005	-	-	-	(200,399)	(200,399)

Balance at November 30, 2005	45,218,031	45,218	2,255,864	(278,323)	2,022,759
Issued stock for services at $0.60 per share	450,000	450	269,550	-	270,000

Net loss for the period ended November 30, 2006	-	-	-	(1,178,901)	(1,178,901)

Balance at November 30, 2006	45,668,031	45,668	2,525,414	(1,457,224)	1,113,858

Issued stock for cash at $0.70 per share	213,569	214	149,286	-	149,500

Non-cash compensation charges related to stock option grants	-	-	138,740	-	138,740

Net loss for the period ended November 30, 2007	-	-	-	(968,454)	(968,454)
Balance at November 30, 2007	45,881,600	45,882	2,813,440	(2,425,678)	433,644

Issued stock for cash at $0.50 per share	423,639	423	205,526	-	205,949

Stock issued for services	161,535	162	75,874	-	76,036

Non-cash compensation charges related to stock option grants	-	-	321,126	-	321,126

Net loss for the period ended November 30, 2008	-	-	-	(1,264,545)	(1,264,545)
Balance at November 30, 2008	46,466,774	46,467	3,415,965	(3,690,222)	(227,790)

Issued stock for cash at $0.10 per share	200,000	200	19,800	-	20,000

Stock issued for services	1,000,000	1,000	199,000	-	200,000

Non-cash compensation charges related to stock option grants	-	-	258,346	-	258,346

Net loss for the period ended November 30, 2009	-	-	-	(1,404,366)	(1,404,366)

Balance at November 30, 2009	47,666,774	47,667	3,893,111	(5,094,588)	(1,153,810)

Issued stock for cash at $0.095 per share	3,666,000	3,666	346,234	-	349,900

Stock issued for services	610,000	610	31,390	-	32,000

Stock issued for conversion of debt and accrued compensation	10,939,468	10,939	708,879	-	719,818

Non-cash compensation charges related to stock option grants	-	-	305,201	-	305,201

Net loss for the period ended November 30, 2010	-	-	-	(1,370,020)	(1,370,020)

Balance at November 30, 2010	62,882,242	$62,882	$5,284,815	$(6,464,608)	$(1,116,911)

See Accompanying Notes to Financial Statements

  GENOSYS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow

			From Inception of the
	For the Year Ended		Development Stage
	November 30,		On June 30, 2005
	2010	2009	Through Nov. 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,370,020)	$ (1,404,366)	$ (6,386,684)
Gain on disposal of discontinued operations	-	-	(71,253)
Loss from discontinued operations	-	-	2,131
Loss from continuing operations	(1,370,020)	(1,404,366)	(6,455,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	47,194	52,493	209,903
Loss on disposal of equipment	6,140	-	6,554
Stock-based compensation	305,201	258,346	1,023,413
Stock issued for services	32,000	200,000	578,036
Changes in operating assets and liabilities
(Increase) Decrease in prepaid expenses	1,600	90,523	(2,145)
(Increase) Decrease in inventory	10,807	(10,807)	-
Increase (Decrease) in accounts payable	25,459	(22,213)	69,536
Increase (Decrease) in related party payable	(6,699)	(87)	7,628
Increase (Decrease) in accrued liabilities	96,866	241,355	500,906
Increase (Decrease) in accrued liabilities – Related party	124,943	236,323	554,022
Net Cash from Continuing Operating Activities	(726,509)	(358,433)	(3,507,953)
Net Cash from Discontinued Operations	-	-	(8,151)
Net Cash from Operating Activities	(726,509)	(358,433)	(3,516,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(20,707)	(35,890)	(126,270)
Purchase of equipment	(11,425)	-	(218,926)
Net Cash from Investing Activities	(32,132)	(35,890)	(345,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	349,900	20,000	2,996,953
Proceeds from loans payable – Related party	426,268	405,570	889,338
Payments on loans payable – Related party	(18,475)	(7,500)	(25,975)
Net Cash from Continuing Financing Activities	757,693	418,070	3,860,316
Net Cash from discontinued operations	-	-	(19,777)
Net Cash from Financing Activities	757,693	418,070	3,840,539

NET INCREASE (DECREASE) IN CASH	(948)	23,747	(20,761)
CASH AT BEGINNING OF PERIOD	28,115	4,368	47,928

CASH AT END OF PERIOD	$ 27,167	$ 28,115	$ 27,167

SUPPLEMENTAL DISCLOSURES INFORMATION
Cash paid for interest	$ -	$ -	$ 750
Cash paid for income/ franchise tax	$ 100	$ 100	$ 600
Stock issued for debt and accrued compensation	$ 719,817	$ -	$ 719,817

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

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  No penalties or interest have been accrued for unrecognized tax benefits as of November 30, 2010 and 2009.  There were no penalties or interest recognized during the years ended November 30, 2010 and 2009.

Net Loss Per Common Share

Basic loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  The Company had 2,380,199 vested options exercisable and notes payable convertible into 11,434,075 shares of common stock at November 30, 2010, but due to the net loss they were not included in the calculation of the net loss per common share as their inclusion would be antidilutive.

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

Long-Lived Assets

We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  When factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the years ended November 30, 2010 and 2009.

Stock Based Compensation

The Company applies the provisions of Financial Accounting Standard Board (“FASB”) ASC Topic 718, “Stock Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements.  The Company recognizes stock-based compensation ratably on a straight-line basis over the shorter of the vesting or requisite service periods.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash.  The Company had $27,167 in cash on November 30, 2010.

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

Recent Accounting Pronouncements

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

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

Management plans include further development and production of portable medical gas generators and topical products.  Management is seeking additional funding through the capital markets.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3   INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009

Current Taxes	$100	$100
	$100	$100

The Company has available net operating losses of approximately $5,310,171 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $212,111 from $1,016,272 as of November 30, 2009.

The Company has the following carryforwards available at November 30, 2010:

Operating Losses

Expires

   Amount

2021

$     8,508

2022

     17,418

2023

     27,514

2024

     25,982

2025

   200,280

2026

1,181,408

2027

   814,568

2028

   855,422

2029

   934,461

2030

 1,244,610

Total

$5,310,171

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at November 30, 2010 are summarized below.

	Taxable
	Temporary	Expected	Deferred Tax
	Difference	Tax Rate	Asset (Liability)
Current deferred tax asset
Book/Tax accrued liability difference
Federal	$ 63,172	15%	$ 9,476
State	63,172	5%	3,159
Non-current deferred tax asset
Book/Tax depreciation difference
Federal	18,475	15%	2,771
State	18,475	5%	924
Book/Tax amortization difference (patent)
Federal	32,948	15%	4,942
State	32,948	5%	1,647
Net operating losses
Federal	5,310,171	15%	796,526
State	5,310,171	5%	265,509
Stock Compensation
Federal	716,735	15%	107,510
State	716,735	5%	35,837
Other carryforwards
Federal	414	15%	62
State	414	5%	21

Preliminary deferred tax asset			1,228,383
Deferred tax asset valuation allowance			(1,228,383)
Total deferred tax asset (liability)			-

The Company is incorporated in and conducts its operations in the State of Utah, which levies a $100 minimum Franchise tax per year.  As a result, the Company has a provision of $100 per year to account for this tax.

The effective tax rate for continuing operations differs from the statutory rate [20%] as follows:

Expected provision (taxes on income before taxes)	$ (273,984)

Effect of:
Non-deductible expenses	61,893
Deduction for state taxes	(20)
Increase (decrease) in valuation allowance	212,111
State minimum franchise tax	100

Total actual provision	$ 100

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company has filed income tax returns in the US.  All years prior to 2007 are closed by expiration of the statute of limitations.  The tax year ended November 30, 2007 will close by expiration of the statute of limitations this year.  The years ended November 30, 2010, 2009, and 2008 are open for examination.

NOTE 4   COMMON STOCK

In February 2010, the Board of Directors approved the issuance of 200,000 shares of restricted common stock for services rendered.  The stock was valued at $0.05 per share, resulting in a non-cash charge of $10,000 that was recorded in the first quarter of 2010.

In February 2010, the Board of Directors approved the issuance of 360,000 shares of restricted common stock for services rendered.  The stock was valued at $0.05 per share, resulting in the recording of a non-cash charge of $18,000.

In April 2010, 25,000 shares of restricted common stock were issued pursuant to the terms on an employment agreement.   The stock was valued at $0.08 per share, resulting in a $2,000 non-cash charge, which was recorded in the second quarter of 2010.

In July 2010, 25,000 shares of restricted common stock were issued under the terms on an employment agreement. The stock was valued at $0. 08 per share, resulting in a $2,000 non-cash charge, which was recorded in the third quarter of 2010.

During the three months ended August 31, 2010, the Company sold 1,666,000 shares of restricted common stock to qualified investors through a private placement.  Net proceeds from the sales of stock were $249,900.

In October 2010, our Board our Directors approved the issuance of 8,027,142 shares of our restricted common stock to two officers in full settlement of unpaid salary and benefits.  Upon receipt of the certificates both officers provided to the Company a full release from all claims arising from and related to the unpaid salaries.

During the three months ended November 30, 2010, the Company sold 2,000,000 shares of restricted common stock to qualified investors through a private placement.  Net proceeds from the sales of stock were $100,000.

During the year, the Company issued 2,912,326 shares of restricted common stock for the conversion of $420,052 of debt and accrued interest.

NOTE 5

   INVENTORY

Inventory at November 30, 2010 and 2009 consisted of the following:

	November 30, 2010	November 30, 2009

Raw materials	$ -	$ 10,807
Work in process	-	-
Finished goods	-	-

Total inventory	$ -	$ 10,807

NOTE 6   PROPERTY, PLANT & EQUIPMENT

The major classes of property, plant and equipment as of the balance sheet dates are as follows:

	2010	2009
Furniture and fixtures	$ 65,309	$ 65,309
Office equipment	41,904	35,469
Lab equipment	90,742	85,752
Leasehold improvements	-	20,323
	197,955	206,853
Accumulated depreciation	(162,283)	(142,376)
	$ 35,672	$ 64,477

Equipment is stated at cost.  Depreciation is provided by using the straight-line method over three or five years. Depreciation expense for the years ended November 30, 2010 and 2009 was $31,923 and $38,392, respectively. Amortization expense related to leasehold improvements for the years ended November 30, 2010 and 2009 was $2,167 and $4,334, respectively.  The amortization recorded for 2010 is for the period December 1, 2009 through May 31, 2010.  The office was vacated on May 31, 2010, and the unamortized leasehold improvement balance of $6,140 was expensed at that time.  Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 7   PATENTS

Patents are carried at cost and are amortized over the estimated life from which financial benefit is expected to accrue. Balances as of the balance sheet dates are as follows:

		Accumulated	Net Carrying
	Patents	Amortization	Amount
As of November 30, 2010	$ 126,566	$ (32,947)	$ 93,619

As of November 30, 2009	$ 105,859	$ (19,843)	$ 86,016

The Company also capitalized $20,707 in patent costs during the current year.  Amortization expense related to patents for the years ended November 30, 2010 and 2009 was $13,104 and $9,766, respectively.  Based upon the current capitalized patent costs, amortization expense is expected to be approximately $15,180 per year for the next six years.

NOTE 8   COMMITMENTS AND CONTINGENCIES

In June 2010, the Company was able to terminate the remainder of the five-year operating lease that commenced on November 1, 2006.  They currently rent office space on a month-to-month basis and therefore have no long term commitment.

Total rent expense for the year ended November 30, 2010 and 2009 was $67,475 and $82,934, respectively.

NOTE 9   RELATED PARTIES

As of November 30, 2010, directors and officers of the Company owned 52.9% of the Company’s issued and outstanding stock.  This allows for the officers and directors to effectively control the vote on substantially all significant matters with the approval of only a small group of other stockholders.

Accounts Payable – Related Party

As of November 30, 2010 and 2009, officers of the Company were owed $7,628 and $14,327, respectively, for various expenditures they made on behalf of the Company.

Accrued Liabilities – Related Party

At November 30, 2010 and 2009, officers and directors of the Company were owed $504,969 and $429,079, respectively, in unpaid director fees, advisory board fees, and salary.

Loans Payable – Related Party

At November 30, 2010, officers of the Company had advanced $457,363 in funding in the form of notes payable to the Company.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.  It is the intent of the Company, should the notes not have been previously converted, to repay these notes upon the closing of a major capital raise.

NOTE 10   STOCK-BASED COMPENSATION

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date, subject to the Stock Plan being approved by the stockholders at the annual meeting.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November and December 2007, the Board of Directors approved addition grants of 700,000 options to an employee and a director, resulting in a non-cash charge of $329,335. In December 2008, our directors approved the grant of 900,000 stock option grants to a certain employee and director, resulting in a non-cash charge of $151,900.  During 2010 our directors approved the grant of 588,542 stock option grants to a certain employee, resulting in a non-cash charge of $32,054.  In 2010, 200,000 of the previously granted stock options were forfeited.  The charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.

A summary of the status of the Company’s option plans as of December 1, 2009, and changes during the year ended November 30, 2010, is presented below:

	Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at November 30, 2008	1,800,000	$ .68	6.61 years
Granted	900,000.20		6.58 years
Forfeited	-	-
Outstanding at November 30, 2009	2,700,000	$ .52	6.60 years
Granted	588,542.05		6.58 years
Forfeited	(200,000)	.66	6.60 years
Outstanding at November 30, 2010	3,088,542.42		6.60 years	$111,200
Exercisable at November 30, 2010	2,380,199.43		6.61 years	$83,800
Non-vested at November 30, 2010	708,343.40		6.58 years	$27,300

The following table summarizes information about stock options outstanding at November 30, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Nov. 30, 2009	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of Nov. 30, 2009	Wtd. Avg. Exercise Price

$ .04	156,250	6.58 years	$ .04	156,250	$ .04
.05	250,000	6.58 years	.05	250,000.05
.06	104,167	6.58 years	.06	104,167.06
.08	78,125	6.58 years	.08	78,125.08
.20	900,000	6.57 years	.20	450,000.20
.66	900,000	6.59 years	.66	841,657.66
.71	100,000	6.97 years	.71	100,000.71
.72	600,000	6.57 years	.72	400,000.72
	3,088,542.42			2,380,199.43

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations. The Company utilized the simplified method of determining fair value, in that the Company has not experienced stock option exercising. The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grants made in December, 2008:  risk-free interest rate of 3.89; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grants made in 2010:  risk-free interest rate of 3.04; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 171.08%.  For the year ended November 30, 2010 and 2009, the Company recognized stock based compensation expense of $305,201 and $258,346, respectively.  As of November 30, 2010, total stock based compensation related to non-vested awards not yet recognized was $64,194 with a weighted average recognition period of 6.58 years.  As of November 30, 2009, total stock based compensation related to non-vested awards not yet recognized was $337,342 with a weighted average recognition period of 7.57 years.

The weighted-weighted average grant-date fair value of options granted during the years ended November 30, 2010 and 2009 was $0.05 and $0.20, respectively.

NOTE 11 SUBSEQUENT EVENTS

The Company notes the following transactions which occurred subsequent to the year end:

Related Party Transaction

Subsequent to November 30, 2010, the Company has issued convertible notes payable to an officer and a director for funds provided to the Company.  The notes were issued February 8, 2011, in the amount of $7,500, February 17, 2011, in the amount of $4,400, and on February 18, 2011, in the amount of $842.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of restricted common stock of the Company at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

On January 3, 2011, the Board of Directors approved the issuance of 1,500,000 shares of restricted common stock to directors and 1,282,817 to consultants in payment of services rendered.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no disagreements on accounting and financial disclosures with our accounting firm during the reporting periods covered by this Annual Report.

Item 9A. Controls and Procedures

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of November 30, 2010, our internal control over financial reporting was effective.

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

Item 9B.  Other Information.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
John W. R. Miller	Chief Executive Officer Director Chairman of the Board	8/18/2005 8/18/2005 6/15/2009	* * *

Keith L. Merrell	Chief Financial Officer	3/23/2007	*
	Treasurer	3/23/2007	*
	Director	1/03/2011	*

John P. Livingstone	Director	3/23/2007	*

Gordon D. Barker	Director	1/03/2011	*

Steven D. Minton, M.D.	Chief Medical Officer Director	3/23/2007 11/15/2008	* *

          * These persons presently serve in the capacities indicated.

     Business Experience

     John W. R. Miller.  Mr. Miller is our founder and serves as our Chief Executive Officer and Chairman of the Board. Mr. Miller is 59 years old.  In 2003, he co-founded Alberta 1017975 with Christie W. Jones, the predecessor to our Technology Rights.  From 2001 to 2003, Mr. Miller was self-employed.  Mr. Miller was the President and a Co-Founder of Pulmonox Medical Corp., a biotechnology corporation, where he worked from 1990 to 2001. He participated in the FDA approval process for inhaled nitric oxide therapy. Mr. Miller sold his interest in Pulmonox in 2001.  Mr. Miller received a B.S. Degree in Education/Business from Brigham Young University in 1972.

     Steven D. Minton, M.D.  Dr. Minton serves as our Chief Medical Officer and is a Director of our Company.  He is 65 years old.  Dr. Minton is the Chief of Neonatology at Utah Valley Regional Medical Center and the Intermountain Health Care Urban South Medical Director of Newborn Services.  As a practicing physician for 31 years with a specialty and intense interest in the care of the critically ill new born, Dr. Minton’s expert knowledge and the scope of his understanding of the efficacy of the Company’s research, products and devices in unparalleled.  Dr. Minton is a widely published and a recognized expert in neonatal care using nitric oxide gas inhalation therapy and has been nationally recognized for his ongoing research.  Dr. Minton received a Bachelor of Science degree from the University of Cincinnati and a Doctor of Medicine from the University of  Cincinnati School of Medicine.

     Gordon D. Barker.  Mr. Barker joined our Board as a Director in January 2011.  Mr. Barker served as Chief Executive Officer of Thrifty Payless Drug Stores, Inc., a $5.1 billion company, and was instrumental in negotiating its merger with Rite Aid Drugs.  Mr. Barker currently serves on a number of Board of Directors for both public and private companies, including NuMedics, Inc., American Consulting Technology and Research, and as Vice Chairman and Lead Outside Independent Director of United Natural Foods, Inc.  Mr. Barker has also served as Chairman of the Juvenile Diabetes Research Foundation International.  Mr. Barker’s extensive business experience within the retail sector, including his having served as a chief executive officer of three retail drug store chains, coupled with his experience as a public company director and deep understanding of corporate governance matters contribute to his qualifications to serve on the Board.

     Keith L. Merrell.  Mr. Merrell is our Chief Financial Officer, Treasurer and General Manager.  He is 65 years old. He joined our Company in February 2007.  Mr. Merrell draws on over 30 years of accounting experience to manage all of our accounting functions and to interface with our independent public accountants.  He spent two years in the field of public accounting, and served as Chief Financial Officer or Controller of five companies prior to joining us. His business career also includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work.  He served as both Chief Financial Officer and Controller of Specialized Health Products International, Inc., a manufacturer of safety medical devices, from 2000 to 2007, and as Vice President-Western Operations for Michelex, an injection molding company with corporate headquarters in New York, from 1998 to 2000. From 1991 to 1998 he served as Director of Finance for The Duplication Group, planning, implementing, and bringing online the first compact disc manufacturing facility in the intermountain area.  He graduated from Arizona State University with a B.S. degree in Accounting.

     John P. Livingstone.  Dr. Livingstone, a Ph.D. is a director of our Company and is 59 years old.  In addition to his practice as a psychologist, Dr. Livingstone has served as an educator, both in Canada and the United States, and is currently a professor at Brigham Young University.  Dr. Livingstone has published and been a contributor to a number of books, as well as writing and/or presenting numerous articles and papers.  His work has earned him recognition among his peers for his distinguished service.  Dr. Livingstone received a B.S. degree in Biology/Chemistry from the University of Alberta in 1974, a Master of Education degree in Guidance and Counseling from the University of Regina, and a Doctor of Education degree in Counseling and Personnel Services from Brigham Young University.

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

     Based solely on a review of the copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2010, our executive officers, directors and 10% stockholders complied with all filing requirements.

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

     Corporate Governance

     Director Independence

     Two of our directors, Gordon D. Barker and John P. Livingstone, presently qualify as independent directors.  None of our other directors presently qualify as independent directors due to the percentage of ownership and/or affiliation with us as an employee or consultant.

     Board Meetings and Committees; Annual Meeting Attendance

     During the year ended November 30, 2010, five Board meetings were held.  No annual meeting was held during the fiscal year ended November 30, 2010.

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

     Shareholder Communications

     Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with our Board of Directors by writing to us at:  GeNOsys, Inc., Attention: Investor

Relations, 86 N. University Avenue, Suite 400, Provo, UT 84601.  Stockholders who would like their submission directed to a particular member of the Board may so specify, and the communications will be forwarded to that director, as appropriate.

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

     Perquisites

     The only material perquisite provided to our executive officers is a mileage reimbursement for use of their personal automobile while engaged on company business.

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

     Compensation

     The following table shows the compensation paid to our principal executive officer, principal financial officer, and our most highly compensated executive officer for the last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John W.R. Miller, CEO and Director	2010 2009 2008	$120,000 (1) $120,000 (2) $120,000 (2)	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$120,000 $120,000 $120,000
Keith L. Merrell, Chief Financial Officer	2010 2009 2008	$120,000 (1) $120,000 (2) $120,000 (2)	0 0 0	0 0 0	0 0 $135,718	0 0 0	0 0 0	0 0 0	$120,000 $120,000 $255,718
Stephen D. Minton, Chief Medical Officer and Director.	2010 2009 2008	$ 81,662 (1) $140,000 (1) $140,000 (1)	0 0 0	0 0 0	0 0 $271,598	0 0 0	0 0 0	0 0 0	$140,000 $140,000 $411,598

(1)

 Only a portion of the salary amounts represented have been paid.  All unpaid amounts have been accrued.  At November 30, 2010, salaries accrued and unpaid were:  Mr. Miller - $10,000; Mr. Merrell - $10,000; and Dr. Minton - $331,654.

(2)

Mr. Miller and Mr. Merrell accepted shares of the Company’s restricted common stock in settlement of unpaid salary amounts from 2009 and 2008.

      Outstanding Equity Awards

     The following table shows outstanding equity awards granted to the above named executive officers as of November 30, 2010:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exercise Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
John W.R. Miller, CEO and Director	0	0	0	0	0	0	0	0	0
Keith L. Merrell, Chief Financial Officer	341,657 400,000	58,343 (1) 400,000 (2)	0 0	$0.66 $0.20	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0
Stephen D. Minton, Chief Medical Officer and Director	400,000 400,000	0 (3) 200,000 (4)	0 0	$0.66 $0.72	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0
John P. Livingstone, Director	50,000 50,000	0 50,000 (5)	0 0	$0.66 $0.20	06/26/2017 06/26/2017	0 0	0 0	0 0	0 0

(1)

 Options for 8,333 vest on the 27th day of each month until all options are vested.

(2)

Options for 200,000 vested on December 31, 2008; options for 16,667 vest on the last day of each month beginning December 31, 2009, until all options are vested.

(3)

 Options for 30,000 vested on December 27, 2008, and continued vesting at the rate of 30,000 on the 27th day of the last month in each subsequent quarter until all options were vested.

(4)

Options for 200,000 vested on December 3, 2008; options for 200,000 vested on December 3, 2009; options for 200,000 vest on December 3, 2010.

(5)

Options for 50,000 vested on December 31, 2009; options for 50,000 vest on December 31, 2010.

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

Compensation of Directors

     Our outside director is not paid cash compensation but is granted stock options for his service.  Employee directors receive no compensation for their board service.  The following table provides information on compensation provided each of our directors for the year ended November 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John W.R. Miller	0	0	0	0	0	0	0
Stephen D. Minton	0	0	0	0	0	0	0
John P. Livingstone	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Security Ownership of Certain Beneficial Owners

     The following table lists the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Based on these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 66,165,059 shares of common stock issued as of March 1, 2011, plus any shares which each of the following persons may acquire within 60 days by the exercise of rights, warrants and/or options.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
First Equity Holdings Corp. John W.R. Miller 86 N. University Ave., Suite 400 Provo, UT 84601	28,284,815 (1)	42.7
Stephen D. Minton 86 N. University Ave., Suite 400 Provo, UT 84601	1,000,000 (2)	1.5
Keith L. Merrell. 86 N. University Ave., Suite 400 Provo, UT 84601	4,541,893 (3)	6.8
John P. Livingston 86 N. University Ave., Suite 400 Provo, UT 84601	150,000 (4)	*
Gordon D. Barker 86 N. University Ave., Suite 400 Provo, UT 84601	2,050,000	3.1
Christie Jones 86 N. University Ave., Suite 400 Provo, UT 84601	75,000 (5)	*
Total - Directors and officers as a group	36,101,708	52.9

Lincoln Management Group LLC 3000 N. University Ave., Suite 350 Provo, UT 84604	6,000,000 (6)	9.1
Total – Directors and officers and 5% holders	42,101,708	61.6

(1)

Includes 27,914,815 shares owned by Mr. Miller, 250,000 shares owned by Mr. Miller’s children, and 120,000 shares held jointly with Christie Jones.

(2)

Includes vested options entitling Dr. Minton to purchase 1,000,000 shares of common stock.

(3)

Includes 3,538,571 shares owned by Mr. Merrell, 20,000 shares owned by Mr. Merrell’s children, and vested options to purchase 983,322 shares of common stock.

(4)

Includes vested options entitling Mr. Livingstone to purchase 150,000 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of November 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,088,542	$ 0.42	0
Equity compensation plans not approved by security holders	0	0	0
Total	3,088,542	$ 0.42	0

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

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

     Transactions with Related Persons

     There have been no material transactions involving $60,000 or more between us or our subsidiaries and/or our directors, executive officers or five percent stockholders other than compensatory arrangements that are detailed in the Executive Compensation Discussion and Analysis and the Notes Payable detailed in Note 10 to the financial statements.

     Promoters and Certain Control Persons

     See the heading “Transactions with Related Persons” above.

     Parents of the Smaller Reporting Company

     We have no parents.

     Director Independence

     We believe Gordon D. Barker and John P. Livingstone are independent directors as defined under NASD Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

     Accountant Fees

     The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Mantyla McReynolds LLP, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2010	2009
Audit fees	$ 26,077	$ 23,769
Audit-related fees	71	0
Tax related fees	695	748
All other fees	0	0
Total Fees	$ 26,843	$ 24,517

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

Annual Report on Form 10KSB for the fiscal year ended November 30, 2006, and filed on March 15, 2007*

Current Report on Form 8-K dated January 22, 2008, and filed February 12, 2008*

Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, and filed on February 28, 2008*

Annual Report on Form 10-K for the fiscal year ended November 30, 2008, and filed on March 16, 2009*

Annual Report on Form 10-K for the fiscal year ended November 30, 2009, and filed on March 1, 2010*

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

                                             GeNOsys, Inc.

Date: 3/15/2011                  By/s/John W. R. Miller

                                            John W. R. Miller, Jr., Director,

                                            Chief Executive Officer and

 Chairman of the Board

Date: 3/15/2011                  By/s/Keith L. Merrell

                                            Keith L. Merrell, Director,

                                            Chief Financial Officer and

                                            Treasurer

Date: 3/15/2011                  By/s/Gordon D. Barker

                                            Gordon D. Barker

                                            Director

Date: 3/15/2011                  By/s/John P. Livingstone

                                            John P. Livingstone

                                            Director

Date: 3/15/2011                  By/s/Stephen D. Minton, M.D.

                                            Stephen D. Minton, M.D., Director

                                            and Chief Medical Officer