Form 10-Q
period 2011-02-28
GeNOsys, Inc.
filed 2011-04-14
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

or

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 10, 2011
Common Stock, $0.001 par value	66,715,059 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of February 28, 2011, and November 30, 2010

  4

Condensed Consolidated Statements of Operations

For the three months ended February 28, 2011 and 2010 and for the period of the development stage (June 30, 2005) through February 28, 2011

  5

Condensed Consolidated Statements of Cash Flows

For the three months ended February 28, 2011 and 2010 and for the period of the development stage (June 30, 2005) through February 28, 2011

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 4:  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

14

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 5:  Other Information

14

Item 6:  Exhibits

14

Signatures

15

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2011 (Unaudited)	November 30, 2010 (Audited)
Current assets:
Cash and cash equivalents	$2,847	$27,167
Prepaid expenses	2,164	2,271
Total current assets	5,011	29,438
Property and equipment, net of accumulated depreciation of $170,381 and $162,283, respectively	27,574	35,672
Patents, net of amortization of $36,844 and $32,948, respectively	97,022	93,619
TOTAL ASSETS	$129,607	$158,729
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$98,307	$69,538
Accounts payable, Related party	7,628	7,628
Accrued liabilities	268,935	236,142
Accrued liabilities, Related party	513,688	504,969
Loans payable, Related party	473,815	457,363
Total current liabilities	1,362,373	1,275,640
Total liabilities	1,362,373	1,275,640
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 66,165,059 and 62,882,242 shares issued and outstanding at February 28, 2011 and November 30, 2010, respectively	66,165	62,882
Additional paid-in capital	5,370,143	5,284,815
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(6,591,150)	(6,386,684)
Total stockholders’ deficit	(1,232,766)	(1,116,911)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,607	$158,729

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		From Beginning of Development Stage (June 30, 2005) to February 28, 2011
	February 28, 2011	February 28, 2010

Revenues	$-	$-	$-

Cost of Sales	-	-	-

Gross margin	-	-	-
Operating expenses:
Research and development	76,917	206,794	3,438,664
General and administrative	121,655	146,342	3,252,011
(Gain) Loss on disposal of asset	-	-	6,554
Total operating expenses	198,572	353,136	6,697,229
Net income (loss) from operations	(198,572)	(353,136)	(6,697,229)
Other income (expense):
Interest income	-	-	82,206
Interest expense	(5,894)	(6,709)	(44,749)
Other income (expense)	-	-	100
Total other income (expense), net	(5,894)	(6,709)	37,557

Net income (loss) before income taxes	(204,466)	(359,845)	(6,659,672)

Provision for income taxes	-	-	600

Income (loss) from continuing operations	(204,466)	(359,845)	(6,660,272)

Discontinued operations:
Loss from discontinued operations, net of tax	-	-	(2,131)
Gain on disposal of discontinued operations, net of tax		-	71,253
	-

Net income (loss)	$(204,466)	$(359,845)	$(6,591,150)
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.01)	$(0.14)
Basic and diluted loss per share from discontinued operations	$-	$-	$-
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.14)
Basic and diluted weighted average number of common shares outstanding	64,579,206	47,704,552	47,556,028

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010	From Beginning of Development Stage (June 30, 2005) to February 28, 2011
Cash flows from operating activities:
Net loss	$(204,466)	$(359,845)	$(6,591,150)
Gain on disposal of discontinued operations	-	-	(71,253)
Loss from discontinued operations	-	-	2,131
Loss from continuing operations	(204,466)	(359,845)	(6,660,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,995	11,856	221,898
Loss on disposal of property and equipment	-	-	6,554
Stock-based compensation	22,955	71,082	1,046,368
Stock issued for services	55,656	10,000	633,692
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	107	106	(2,038)
(Increase) Decrease in inventory	-	(1,470)	-
Increase (Decrease) in accounts payable	28,769	5,273	98,305
Increase (Decrease) in accounts payable - Related party	-	-	7,628
Increase (Decrease) in accrued liabilities	32,792	36,947	533,698
Increase (Decrease) in accrued liabilities – Related party	8 ,719	64,957	562,741
Net cash From Continuing Operating Activities	(43,473)	(161,094)	(3,551,426)
Net Cash from Discontinued Operations	-	-	(8,151)
Net Cash from Operating Activities	(43,473)	(161,094)	(3,559,577)

Cash flows from investing activities:
Purchase of intangible assets	(7,300)	(909)	(133,570)
Purchase of equipment	-	-	(218,926)
Net Cash from Investing Activities	(7,300)	(909)	(352,496)

Cash flows from financing activities:
Issuance of common stock for cash	10,000	-	3,006,953
Proceeds from loans payable – Related party	16,453	170,267	905,791
Payments on loans payable – Related Party	-	-	(25,975)
Net Cash Provided from Continuing Financing Activities	26,453	170,267	3,886,769
Net Cash from Discontinued Operations	-	-	(19,777)
Net Cash from Financing Activities	26,453	170,267	3,866,992

Net Increase (Decrease) in Cash	(24,320)	8,264	(45,081)
Cash at beginning of period	27,167	28,115	47,928
Cash at end of the period	$2,847	$36,379	$2,847

Supplemental Disclosure Information
Cash paid for interest	$-	$-	$750
Cash paid for income/franchise taxes	-	-	600
Non-cash Financing Activities:
Stock issued for debt and accrued compensation	-	-	719,817

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. The results of operations for the three months ended February 28, 2011, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2011. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2010 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of February 28, 2011, the Company had accounts payable and accrued liabilities totaling $1,362,373.  At February 28, 2011, the Company had cash and cash equivalents $2,847.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the period ended February 29, 2011, or which are expected to impact future periods, which were not already disclosed in prior periods.

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

A summary of the status of the Company’s option plans as of December 1, 2010, and changes during the three months ended February 28, 2011, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at November 30, 2010	3,088,542	$ .42	6.35 years
Granted	-
Forfeited	-
Outstanding at February 28, 2011	3,088,542	$ .42	6.35 years	-
Exercisable at February 28, 2011	2,855,198.44		6.36 years	-
Non-vested at February 28, 2011	233,344.27		6.33 years	-

The following table summarizes information about stock options outstanding at February 28, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of February 28, 2011	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of February 28, 2011	Wtd. Avg. Exercise Price

$ .04	156,250	6.33 years	$ .04	156,250	$ .04
$ .05	250,000	6.33 years	$ .05	250,000	$ .05
$ .06	104,167	6.33 years	$ .06	104,167	$ .06
$ .08	78,125	6.33 years	$ .08	78,125	$ .08
$ .20	900,000	6.32 years	$ .20	700,000	$ .20
$ .66	900,000	6.34 years	$ .66	866,656	$ .66
$ .71	100,000	6.72 years	$ .71	100,000	$ .71
$ .72	600,000	6.32 years	$ .72	600,000	$ .72
	3,088,542.42			2,855,198.44

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 3.89%; expected life of 6.25 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in 2010:  risk-free interest rate of 3.04%; estimated life of 6.5 years; expected dividend yield of zero percent; expected volatility of 171.08%.  For the three month periods ended February 28, 2011 and 2010, the Company recognized stock based compensation expense of $22,955 and $71,082, respectively.  As of February 28, 2011, total stock based compensation related to non-vested awards not yet recognized was $41,239 with a weighted average recognition period of 6.33 years.  As of February 28, 2010, total stock based compensation related to non-vested awards not yet recognized was $271,878 with a weighted average recognition period of 7.32 years.

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

(7)

Basic and Diluted Net Loss Per Common Share

Both basic and diluted net loss per share for the periods ending February 28, 2011 and 2010 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Related Party Transaction

The Company has issued convertible notes payable to an officer for funds provided to the Company.  The notes were issued December 4, 2009 through February 18, 2011, and currently total $473,815.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

(9)

Issuance of Stock:

Stock issued through Private Placement:

In January 2011 the Company sold 500,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $10,000.

Stock issued for Services:

In January 2011 the Company issued 2,782,817 shares of restricted stock for services.  Of the total, 1,500,000 shares were issued to directors of the Company and 1,282,817 shares were issued to consultants.  These shares are fully vested and non-forfeitable.  The Company valued these share issuances at $55,656 which it expensed during the current period.  The valuation was based on the closing price of $0.02 per share on the date of grant.

(10)

Commitments and Contingencies

The Company is making payments of $7,500 per month under an agreement reached to retire the amount owed to Riverwoods Medical Arts for the offices which it vacated.  At February 28, 2011, there is a balance of approximately $86,000 owing under this agreement.

(11)

Subsequent Events

In April 2011 the Company sold 550,000 shares of restricted common stock to accredited investors through a private placement.  Total net proceeds of $27,500 were received from these transactions.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-K Annual Report for the year ended November 30, 2010, and notes thereto.

Overview

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

Results of Operations

The following table presents our results of operations for the three months ended February 28, 2011, and February 28, 2010:

	For the Three Months
	Ended
	February 28, 2011	February 28, 2010

Revenues	$-	$-

Cost of sales	-	-

Gross margin	-	-

Operating expenses:
Research and development	76,917	206,794
General and administrative	121,655	146,342

Total operating expenses	198,572	353,136

Net income (loss) from operations	(198,572)	(353,136)

Other income (expense):
Interest expense	(5,894)	(6,709)

Net income (loss)	$(204,466)	$(359,845)

For the Three Months Ended February 28, 2011 and 2010

During the three-month period ended February 28, 2011, we had a net loss of $204,466.  This compares to a net loss of $359,845 for the comparable period ended February 28, 2010.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses for the three months ended February 28, 2011 were $76,917, a $129,877 reduction from the $206,794 recorded for the three month period ended February 28, 2010.   The decrease in research and development expenditures results primarily from a $90,038 decrease in consulting and advisory board fees, a $19,732 reduction in stock-based compensation, and a $12,000 reduction in travel costs.  As the clinical trials, documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses will increase from the expense level seen in this three-month period.

General and administrative (“G&A”) expenses were $121,655 and $146,342, respectively, for the three-month periods ended February 28, 2011 and 2010.  The decrease of $24,687 resulted primarily from a reduction of $28,395 in stock-based compensation, $9,774 in office rent, and $15,027 in professional fees, offset by a $30,000 non-cash charge in director fees.  We expect that general and administrative expenses in future periods will increase from those experienced for the current quarter.

Total other expense was $5,894 in the three-month period ended February 28, 2011 compared to other expense of $6,709 for the three-month period ended February 28, 2010.  Other expense is comprised entirely of interest accrued on notes payable.

Financial Position

We had $2,847 in cash and cash equivalents as of February 28, 2011, representing a decrease of $24,320 from November 30, 2010.  Working capital as of February 28, 2011, was a deficit of $1,357,362 compared to a deficit of $1,246,202 as of November 30, 2010. This increase in the working capital deficit was primarily due to the decrease in cash combined with an increase in accounts payable and accrued liabilities.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. Net cash of $43,473 was used for operating activities during the three months ended February 28, 2011.  This is a decrease of $117,621 as compared to the $161,094 used during the same period ended February 28, 2010.  Also, during the three months ended February 28, 2011, net cash of $7,300 was used for the purchase of intangible assets. This compares with $909 used for the purchase of intangible assets for the same period ended February 28, 2010.   As of February 28, 2011, our current liabilities totaled $1,362,373, and we had a working capital deficit of $1,357,362.  As of February 28, 2011, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide producing materials to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of February 28, 2011, we had accounts payable and accrued liabilities totaling $1,362,373.  At February 28, 2011, we had cash and cash equivalents of $2,847.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the period ended February 29, 2011, or which are expected to impact future periods, which were not already disclosed in prior periods.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief/Principal Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief/Principal Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief/Principal Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Annual Report on form 10-KSB for the year ended November 30, 2010 and filed on March 15, 2011*

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

Date: April 14, 2011	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller President, Chief Executive Officer, Director (Principal Executive Officer)
Date: April 14, 2011	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)