Form 10-Q
period 2011-05-31
GeNOsys, Inc.
filed 2011-07-15
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2011
Common Stock, $0.001 par value	80,315,059 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of May 31, 2011, and November 30, 2010

  4

Condensed Consolidated Statements of Operations

For the three and six months ended May 31, 2011 and 2010 and for the period of the development stage (June 30, 2005) through May 31, 2011

  5

Condensed Consolidated Statements of Cash Flows

For the six months ended May 31, 2011 and 2010 and for the period of the development stage (June 30, 2005) through May 31, 2011

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	May 31, 2011 (Unaudited)	November 30, 2010 (Audited)
Current assets:
Cash and cash equivalents	$65,613	$27,167
Prepaid expenses	2,066	2,271
Total current assets	67,679	29,438
Property and equipment, net of accumulated depreciation and amortization of $178,199 and $162,283, respectively	19,756	35,672
Patents, net of amortization of $41,054 and $32,948, respectively	239,001	93,619
TOTAL ASSETS	$326,436	$158,729
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$126,995	$69,538
Accounts payable, Related party	7,628	7,628
Accrued liabilities	293,792	236,142
Accrued liabilities, Related party	248,443	504,969
Loans payable, Related party	477,180	457,363
Total current liabilities	1,154,038	1,275,640
Total liabilities	1,154,038	1,275,640
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 80,315,059 and 62,882,242 shares issued and outstanding at May 31, 2011 and November 30, 2010, respectively	80,315	62,882
Additional paid-in capital	5,954,065	5,284,815
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(6,784,058)	(6,386,684)
Total stockholders’ deficit	(827,602)	(1,116,911)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$326,436	$158,729

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Six Months		(June 30, 2005)
	Ended May 31,		Ended May 31,		To May 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	86,133	247,040	163,050	453,834	3,524,797
General and administrative	98,821	156,508	220,476	302,850	3,350,832
Gain (loss) on disposal of asset	-	6,140	-	6,140	6,554

Total operating expenses	184,954	409,688	383,526	762,824	6,882,183

Net income (loss) from operations	(184,954)	(409,688)	(383,526)	(762,824)	(6,882,183)

Other income (expense):
Interest income	-	-	-	-	82,206
Interest expense	(7,954)	(5,948)	(13,848)	(12,657)	(52,703)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(7,954)	(5,948)	(13,848)	(12,657)	29,603

Net income (loss) before income Taxes	(192,908)	(415,636)	(397,374)	(775,481)	(6,852,580)

Provision for income tax	-	100	-	100	600

Income (loss) from continuing
operations	(192,908)	(415,736)	(397,374)	(775,581)	(6,853,180)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(192,908)	$(415,736)	$(397,374)	$(775,581)	$(6,784,058)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.01)	$(.02)	$(.14)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.02)	$(.14)

Basic and diluted weighted average number of common shares outstanding	67,746,581	49,583,826	66,152,824	48,734,734	48,082,522

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2011	For the Six Months Ended May 31, 2010	From Beginning of Development Stage (June 30, 2005) to May 31, 2011
Cash flows from operating activities:
Net loss	$(397,374)	$(775,581)	$(6,784,058)
Gain on disposal of discontinued operations	-	-	(71,253)
Loss from discontinued operations	-	-	2,131
Loss from continuing operations	(397,374)	(775,581)	(6,853,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,022	24,237	233,926
Loss on disposal of property and equipment	-	6,140	6,554
Stock-based compensation	44,402	155,823	1,067,815
Stock issued for services	79,499	11,000	657,535
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	205	1,387	(1,940)
(Increase) Decrease in inventory	-	(3,602)	-
Increase (Decrease) in accounts payable	57,457	21,901	126,993
Increase (Decrease) in accounts payable - Related party	-	(6,699)	7,628
Increase (Decrease) in accrued liabilities	57,650	80,358	558,556
Increase (Decrease) in accrued liabilities – Related party	21,806	83,842	575,828
Net cash from Continuing Operating Activities	(112,333)	(401,194)	(3,620,285)
Net Cash from Discontinued Operations	-	-	(8,151)
Net Cash from Operating Activities	(112,333)	(401,194)	(3,628,436)

Cash flows from investing activities:
Purchase of intangible assets	(11,539)	(3,310)	(137,809)
Purchase of equipment	-	(6,435)	(218,926)
Net cash from Investing Activities	(11,539)	(9,745)	(356,735)

Cash flows from financing activities:
Issuance of common stock for cash	142,500	-	3,139,453
Proceeds from loans payable – Related party	19,818	400,267	909,155
Payments on loans payable – Related Party	-	-	(25,975)
Net Cash Provided from Continuing Financing Activities	162,318	400,267	4,022,633
Net Cash from Discontinued Operations	-	-	(19,777)
Net Cash from Financing Activities	162,318	400,267	4,002,856
Net increase (decrease) in cash	38,446	(10,672)	17,685
Cash at beginning of the period	27,167	28,115	47,928
Cash at end of the period	$65,613	$17,443	$65,613

Supplemental Disclosure Information
Cash paid for interest	$-	$-	$750
Cash paid for Income/Franchise Taxes	-	-	600
Non-cash Financing Activities:
Stock issued for debt and accrued compensation	278,332	-	998,149
Stock issued for patents	141,950		141,950

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. The results of operations for the three and six month periods ended May 31, 2011, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2011. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2010 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of May 31, 2011, the Company had accounts payable and accrued liabilities totaling $1,154,038.  At May 31, 2011, the Company had cash and cash equivalents $65,613.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

(2)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiary, GeNOsys, Inc., a Nevada corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)

Recent Accounting Pronouncements

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November and December 2007, the Board of Directors approved addition grants of 700,000 options to an employee and a director, resulting in a non-cash charge of $329,335.  In December 2008, the Board of Directors approved an option grant to purchase 900,000 shares of common stock to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  During 2010 our directors approved the grant of 588,542 stock option grants to a certain employee, resulting in a non-cash charge of $32,054.  The charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.  In 2010, 200,000 of the previously granted stock options were forfeited.

A summary of the status of the Company’s option plans as of December 1, 2010, and changes during the six months ended May 31, 2011, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at November 30, 2010	3,088,542	$ 0.42	6.10 years
Granted	-
Forfeited	(1,000,000)	$ 0.70
Outstanding at May 31, 2011	2,088,542	$ 0.29	6.10 years	-
Exercisable at May 31, 2011	1,880,197	$ 0.30	6.11 years	-
Non-vested at May 31, 2011	208,345	$ 0.22	6.08 years	-

The following table summarizes information about stock options outstanding at May 31, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of May 31, 2011	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of May 31, 2011	Wtd. Avg. Exercise Price

$ 0.04	156,250	6.08 years	$ 0.04	156,250	$ 0.04
$ 0.05	250,000	6.08 years	$ 0.05	250,000	$ 0.05
$ 0.06	104,167	6.08 years	$ 0.06	104,167	$ 0.06
$ 0.08	78,125	6.08 years	$ 0.08	78,125	$ 0.08
$ 0.20	900,000	6.07 years	$ 0.20	700,000	$ 0.20
$ 0.66	500,000	6.09 years	$ 0.66	491,655	$ 0.66
$ 0.71	100,000	6.47 years	$ 0.71	100,000	$ 0.71
	2,088,542		$ 0.29	1,880,197	$ 0.30

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.   The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations.  The following weighted-average assumptions used for grants:  Grants made in June, July and

November, 2007: average risk-free interest rate of 5.25%; expected lives of 10 years; expected dividend yield of zero percent; expected volatility of 61.47% to 68.88%.  The grant made in December, 2007: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in 2010:  risk-free interest rate of 3.04%; estimated life of 6.5 years; expected dividend yield of zero percent; expected volatility of 171.08%.  The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.  For the six month periods ended May 31, 2011 and 2010, the Company recognized stock based compensation expense of $44,402 and $155,823, respectively.  As of May 31, 2011, total stock based compensation related to non-vested awards not yet recognized was $19,792 with a weighted average recognition period of 6.08 years.  As of May 31, 2010, total stock based compensation related to non-vested awards not yet recognized was $206,416 with a weighted average recognition period of 7.08 years.

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

(7)

Basic and Diluted Net Loss per Common Share

Both basic and diluted net loss per share for the periods ending May 31, 2011 and 2010 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Related Party Transaction

The Company has issued convertible notes payable to an officer for funds provided to the Company. The notes were issued December 4, 2009 through March 30, 2011, and currently total $477,180.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

(9)

Issuance of Stock:

Stock issued through Private Placement:

In January 2011 the Company sold 500,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $10,000.

In April 2011 the Company sold 550,000 shares of its restricted common stock to accredited investors through a private placement.  Net proceeds received by the Company were $27,500.

In May 2011 the Company sold 2,100,000 shares of its restricted common stock to accredited investors through a private placement.  Net proceeds received by the Company were $105,000.

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

Stock granted:

In May 2011 the Board of Directors approved the issuance of 8,500,000 shares of restricted common stock to a director and 3,000,000 shares of restricted common stock to a former employee in consideration for consulting services, the assignment of certain patents, the cancellation of stock options, providing an indemnity, and for accrued liabilities.  The stock vested upon the date of grant.  The transaction resulted in the allocation of $141,950 to patents, a $278,332 reduction of accrued liabilities, and a stock-based compensation charge of $23,843, which charge was recorded as a non-cash expense in May 2011.  The Company valued this transaction based on the fair value of the stock issued, as it was more readily determinable.

(10)

Commitments and Contingencies

The Company is making payments of $7,500 per month under an agreement reached to retire the amount owed to Riverwoods Medical Arts for the offices which it vacated.  At May 31, 2011, there is a balance of approximately $67,460 owing under this agreement.

(11)

Subsequent Events

In June 2011 the Company appointed Mr. Dale L. Fillmore as its President.  The compensation package for Mr. Fillmore for 2011 will be 400,000 shares of restricted common stock.  The stock-based compensation charge will be recorded over the vesting period of the stock.

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

There are significant markets for topical nitric oxide producing products, including use on non-healing wounds (diabetic ulcers, etc.) and skin care (acne, rashes, abrasions, etc.).  For use on non-healing wounds, nitric oxide producing topical products will, with their vasodilator properties, support blood flow to the wound area and support collagen growth, with their anti-inflammatory properties they will reduce inflammation in the wound area, and with their antibacterial properties, support the body in clearing the wound area of infection.  We are currently working with a wound care clinic to finalize the procedures for use on non-healing wounds.  It is anticipated that revenues will begin to be generated from these topical nitric oxide producing products during the third quarter of 2011.

Results of Operations

The following table presents our results of operations for the three and six months ended May 31, 2011, and May 31, 2010:

	For the Three Months		For the Six Months
	Ended		Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	86,133	247,040	163,050	453,834
General and administrative	98,821	156,508	220,476	302,850
Gain (Loss) on disposal of asset	-	6,140	-	6,140

Total operating expenses	184,954	409,688	383,526	762,824

Net income (loss) from operations	(184,954)	(409,688)	(383,526)	(762,824)

Other income (expense):
Interest expense	(7,954)	(5,948)	(13,848)	(12,657)
Total other income (expense), net	(7,954)	(5,948)	(13,848)	(12,657)
Provision for income tax	-	100	-	100

Net income (loss)	$(192,908)	$(415,636)	$(397,374)	$(775,581)

For the Three Months Ended May 31, 2011 and 2010

During the three-month period ended May 31, 2011, we had a net loss of $192,908.  This compares to a net loss of $415,736 for the comparable period ended May 31, 2010.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $86,133 and $247,040, respectively, for the three-month periods ended May 31, 2011 and 2010, a reduction of $160,907.  The decrease results primarily from reductions in consulting fees ($86,190), advisory board fees ($34,998), stock-based compensation charges ($11,155), building rent ($9,767), salaries and benefits ($9,456), and smaller reductions in a number of other expense categories. Work to finalize the controller module for the nitric oxide generator will result in higher expense levels during the third quarter. As the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow in future periods.

General and administrative (“G&A”) expenses were $98,821 and $156,508, respectively, for the three-month periods ended May 31, 2011 and 2010.  The decrease of $57,687 resulted primarily from reductions in legal fees ($31,702), stock-based compensation charges ($28,550), and building rent ($9,767), offset by smaller increases and decreases in a number of other expense categories.  We expect that for the remainder of 2011, general and administrative expenses will somewhat higher than those experienced for the current quarter.

Total other expense was $7,954 in the three-month period ended May 31, 2011 compared to other expense of $5,948 for the three-month period ended May 31, 2010.  The $2,006 increase resulted from increased interest expense related to the loans payable the Company secured for operating funds.

For the Six Months Ended May 31, 2011 and 2010

During the six-month period ended May 31, 2011, we had a net loss of $397,374.  This compares to a net loss of $775,581 for the comparable period ended May 31, 2010.  Net loss per common share for these periods was $(.01) and $(.02), respectively.

R&D expenses were $163,050 and $453,834, respectively, for the six-month periods ended May 31, 2011 and 2010, a decrease of $290,784.   The decrease in research and development expenditures results from reduced consulting and advisory fees ($211,225), stock-based compensation ($30,632), building rent ($19,541), salaries ($16,210) and travel expenses ($16,991).  We expect that as the work to finalize the analyzer intensifies, R&D expenses will increase in the remaining periods of 2011.

G&A expenses were $220,476 and $302,850, respectively, for the six-month periods ended May 31, 2011 and 2010.  The $82,374 decrease results from decreases in stock-based compensation charges ($56,945), legal fees ($36,391) and building rent ($19,541).  It is expected that expenses for the second half of the year will be somewhat higher than those experienced during the first half.

Total other expense was $13,848 in the six-month period ended May 31, 2011 compared to other expense of $12,657 for the six-month period ended May 31, 2010.  The $1,191 increase resulted from increased interest expense related to the loans payable the Company secured to provide for operating funds.

Financial Position

We had $65,613 in cash and cash equivalents as of May 31, 2011, representing an increase of $38,446 from November 30, 2010.  Working capital as of May 31, 2011, was a deficit of $1,086,359 compared to a deficit of $1,246,202 as of November 30, 2010. This decrease in the working capital deficit was primarily due to the reduction in accrued liabilities, offset in part by an increase in accounts payable.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities.  Net cash of $112,333 was used for operating activities during the six months ended May 31, 2011, a decrease of $288,861 as compared to the $401,194 used during the same period ended May 31, 2010.  Also, during the six months ended May 31, 2011, net cash of $11,539 was used for the purchase of intangible assets.  This compares with $9,745 used for the purchase of intangible assets and computer equipment for the same period ended May 31, 2010.   As of May 31, 2011, our current liabilities totaled $1,154,038, and we had a working capital deficit of $1,086,359.  As of May 31, 2011, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of May 31, 2011, we had accounts payable and accrued liabilities totaling $1,154,038.  At May 31, 2011, we had cash and cash equivalents of $65,613.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

Critical Accounting Policies

Recent Accounting Pronouncements.

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

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

Date: July 15, 2011	GENOSYS, INC. By /s/ John W.R. Miller _ John W.R. Miller Chief Executive Officer, Director (Principal Executive Officer)
Date: July 15, 2011	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)