Form 10-Q
period 2011-08-31
GeNOsys, Inc.
filed 2011-11-25
CIK 1145328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

or

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 23, 2011
Common Stock, $0.001 par value	85,965,059 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets

As of August 31, 2011, and November 30, 2010

  4

Condensed Consolidated Statements of Operations

For the three and nine months ended August 31, 2011 and 2010 and for the period of the development stage (June 30, 2005) through August 31, 2011

  5

Condensed Consolidated Statements of Cash Flows

For the nine months ended August 31, 2011 and 2010 and for the period of the development stage (June 30, 2005) through August 31, 2011

  6

Notes to Condensed Consolidated Financial Statements

  7

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4:  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

16

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 5:  Other Information

16

Item 6:  Exhibits

16

Signatures

17

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2011 (Unaudited)	November 30, 2010 (Audited)
Current assets:
Cash and cash equivalents	$3,598	$27,167
Prepaid expenses	2,066	2,271
Total current assets	5,664	29,438
Property and equipment, net of accumulated depreciation and amortization of $185,214 and $162,283, respectively	12,742	35,672
Patents, net of amortization of $49,309 and $32,948, respectively	240,376	93,619
TOTAL ASSETS	$258,782	$158,729
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$179,095	$69,538
Accounts payable, Related party	7,628	7,628
Accrued liabilities	425,949	236,142
Accrued liabilities, Related party	412,180	504,969
Loans payable, Related party	227,180	457,363
Total current liabilities	1,252,032	1,275,640
Total liabilities	1,252,032	1,275,640
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized, 85,965,059 and 62,882,242 shares issued and outstanding at August 31, 2011 and November 30, 2010, respectively	85,965	62,882
Additional paid-in capital	6,254,197	5,284,815
Accumulated deficit	(77,924)	(77,924)
Deficit accumulated in the development stage	(7,255,488)	(6,386,684)
Total stockholders’ deficit	(993,250)	(1,116,911)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258,782	$158,729

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Beginning of
					Development Stage
	For the Three Months		For the Nine Months		(June 30, 2005)
	Ended August 31,		Ended August 31,		To August 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross margin	-	-	-	-	-

Operating expenses:
Research and development	365,964	192,560	529,014	646,393	3,890,761
General and administrative	99,487	131,810	319,963	434,661	3,450,319
Gain (loss) on disposal of asset	-	-	-	6,140	6,554

Total operating expenses	465,451	324,370	848,977	1,087,194	7,347,634

Net income (loss) from operations	(465,451)	(324,370)	(848,977)	(1,087,194)	(7,347,634)

Other income (expense):
Interest income	-	-	-	-	82,206
Interest expense	(5,979)	(7,243)	(19,827)	(19,900)	(58,682)
Other income (expense)	-	-	-	-	100

Total other income (expense), net	(5,979)	(7,243)	(19,827)	(19,900)	23,624

Net income (loss) before income Taxes	(471,430)	(331,613)	(868,804)	(1,107,094)	(7,324,010)
Provision for income tax	-	-	-	100	600

Income (loss) from continuing
operations	(471,430)	(331,613)	(868,804)	(1,107,194)	(7,324,610)
Discontinued operations:
Loss from discontinued
operations, net of tax	-	-	-	-	(2,131)
Gain on disposal of discontinued
operations, net of tax	-	-	-	-	71,253

Net income (loss)	$(471,430)	$(331,613)	$(868,804)	$(1,107,194)	$(7,255,488)

Basic and diluted loss per share
from continuing operations	$(.01)	$(.01)	$(.01)	$(.02)	$(.15)
Basic and diluted loss per share
from discontinued operations	$-	$-	$-	$-	$-
Basic and diluted loss per share	$(.01)	$(.01)	$(.01)	$(.02)	$(.15)

Basic and diluted weighted average number of common shares outstanding	82,492,776	51,354,009	71,639,231	49,614,199	49,804,073

See accompanying notes to condensed consolidated financial statements.

GENOSYS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2011	For the Nine Months Ended August 31, 2010	From Beginning of Development Stage (June 30, 2005) to August 31, 2011
Cash flows from operating activities:
Net loss	$(868,804)	$(1,107,194)	$(7,255,488)
Gain on disposal of discontinued operations	-	-	(71,253)
Loss from discontinued operations	-	-	2,131
Loss from continuing operations	(868,804)	(1,107,194)	(7,324,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,292	35,456	249,195
Loss on disposal of property and equipment	-	6,140	6,554
Stock-based compensation	52,885	228,448	1,076,298
Stock issued for services	99,499	14,000	677,535
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	205	1,494	(1,940)
(Increase) Decrease in inventory (ULD in yellow)	-	(3,602)	-
Increase (Decrease) in accounts payable	109,557	28,774	179,093
Increase (Decrease) in accounts payable - Related party	-	(6,699)	7,628
Increase (Decrease) in accrued liabilities	113,349	87,402	614,255
Increase (Decrease) in accrued liabilities – Related party	276,800	108,194	830,822
Net cash from Continuing Operating Activities	(177,217)	(607,587)	(3,685,170)
Net Cash from Discontinued Operations	-	-	(8,151)
Net Cash from Operating Activities	(177,217)	(607,587)	(3,693,321)

Cash flows from investing activities:
Purchase of intangible assets	(21,170)	(14,875)	(147,440)
Purchase of equipment	-	(6,435)	(218,926)
Net cash from Investing Activities	(21,170)	(21,310)	(366,366)

Cash flows from financing activities:
Issuance of common stock for cash	155,000	249,900	3,151,953
Proceeds from loans payable – Related party	19,818	425,267	909,156
Payments on loans payable – Related Party	-	(15,000)	(25,975)
Net Cash Provided from Continuing Financing Activities	174,818	660,167	4,035,134
Net Cash from Discontinued Operations	-	-	(19,777)
Net Cash from Financing Activities	174,818	660,167	4,015,357
Net increase (decrease) in cash	(23,569)	31,270	(44,330)
Cash at beginning of the period	27,167	28,115	47,928
Cash at end of the period	$3,598	$59,385	$3,598

Supplemental Disclosure Information
Cash paid for interest	$-	$-	$750
Cash paid for Income/Franchise Taxes	-	100	600
Non-cash Financing Activities:
Stock issued for debt and accrued compensation	543,131	-	1,262,948
Stock issued for patents	141,950	-	141,950

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s November 30, 2010 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended August 31, 2011, are not necessarily indicative of the operating results that may be expected for the year ending November 30, 2011. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in the November 30, 2010 Annual Report on Form 10-K.

The Company’s working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing its products to commercial viability, the timing of the market launches of its products and the level of sales after introduction into the market place.  As of August 31, 2011, the Company had accounts payable and accrued liabilities totaling $1,252,032.  At August 31, 2011, the Company had cash and cash equivalents $3,598.  Management knows that existing cash and cash equivalents will not be sufficient to meet the Company’s cash requirements during the next 12 months, and is actively engaged in efforts to raise additional funds.  However, there is no assurance that additional funding will be available on acceptable terms, if at all.  These circumstances raise substantial doubt about the ability of the Company to continue to operate.

(2)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GeNOsys, Inc. and its wholly-owned subsidiaries, GeNOsys, Inc., a Nevada corporation and Health Innovations Inc., a Utah corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(4)

Stock-Based Compensation

On March 23, 2007, the GeNOsys, Inc. 2007 Stock Option Plan (“Stock Plan”) was approved by the Board of Directors and became effective on that date.  The Stock Plan provides that 3,000,000 shares of the Company’s authorized but unissued common stock be reserved pursuant to the terms and conditions of the plan.  On June 27, 2007, the annual meeting of stockholders was held, at which time the stockholders approved the Stock Plan.  The Stock Plan allows the Company, under the direction of the Compensation Committee, to make broad-based grants of stock options, any of which may or may not require the satisfaction of performance objectives, to employees, consultants and non-employee directors.   In June and July 2007, the Board of Directors approved stock option grants to purchase 1,100,000 shares of common stock to certain employees, directors and consultants, resulting in a non-cash charge of $574,321.  In November and December 2007, the Board of Directors approved addition grants of 700,000 options to an employee and a director, resulting in a non-cash charge of $329,335.  In December 2008, the Board of Directors approved an option grant to purchase 900,000 shares of common stock to a certain employee and a director of the Company resulting in a non-cash charge of $151,900.  During 2010 our directors approved the grant of 588,542 stock option grants to a certain employee, resulting in a non-cash charge of $32,054.  The charges are being expensed ratably over the shorter of the vesting period or the requisite service period of the stock option grants.  To date in 2011, 1,100,000 of the previously granted stock options were forfeited; 200,000 of the previously granted stock options were forfeited in 2010.

A summary of the status of the Company’s option plans as of December 1, 2010, and changes during the nine months ended August 31, 2011, is presented below:

Shares	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Contractual Life		Intrinsic Value
Outstanding at November 30, 2010	3,088,542	$ 0.42	5.83 years
Granted	-
Forfeited	(1,100,000)	$ 0.70
Outstanding at August 31, 2011	1,988,542	$ 0.27	5.83 years	-
Exercisable at August 31, 2011	1,788,542	$ 0.28	5.82 years	-
Non-vested at August 31, 2011	200,000	$ 0.20	5.82 years	-

The following table summarizes information about stock options outstanding at August 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of August 31, 2011	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of August 31, 2011	Wtd. Avg. Exercise Price

$ 0.04	156,250	5.82 years	$ 0.04	156,250	$ 0.04
$ 0.05	250,000	5.82 years	$ 0.05	250,000	$ 0.05
$ 0.06	104,167	5.82 years	$ 0.06	104,167	$ 0.06
$ 0.08	78,125	5.82 years	$ 0.08	78,125	$ 0.08
$ 0.20	900,000	5.82 years	$ 0.20	700,000	$ 0.20
$ 0.66	500,000	5.83 years	$ 0.66	500,000	$ 0.66
	1,988,542		$ 0.27	1,788,542	$ 0.28

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

3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 62.75%.  The grant made in December 2008: risk-free interest rate of 3.89%; expected life of 6.5 years; expected dividend yield of zero percent; expected volatility of 112.14%.  The grant made in 2010:  risk-free interest rate of 3.04%; estimated life of 6.5 years; expected dividend yield of zero percent; expected volatility of 171.08%.  The Company used the simplified method to determine the expected term of the options due to the lack of historical data. Changes in these assumptions can materially affect the fair value estimate.  For the nine month periods ended August 31, 2011 and 2010, the Company recognized stock based compensation expense of $52,885 and $228,442, respectively.  As of August 31, 2011, total stock based compensation related to non-vested awards not yet recognized was $11,309 with a weighted average recognition period of 5.83 years.  As of August 31, 2010, total stock based compensation related to non-vested awards not yet recognized was $140,953 with a weighted average recognition period of 5.83 years.

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

(7)

Basic and Diluted Net Loss per Common Share

Both basic and diluted net loss per share for the periods ending August 31, 2011 and 2010 are based on the net operating loss for the period divided by the weighted average number of common shares outstanding for the period.  The Company’s common stock equivalents at period end were anti-dilutive and therefore excluded from the computation.

(8)

Related Party Transaction

During the nine months ended August 31, 2011 shareholders loaned the Company $158,085 to pay for expenses.

The Company has issued convertible notes payable to an officer for funds provided to the Company. The notes were issued December 4, 2009 through March 30, 2011, and currently total $227,180.  The notes bear interest at the rate of five percent per annum and, at the election of the holder, may be converted into shares of the Company’s restricted common stock at the lower of the market rate on the date notice of conversion is given or 125% of the closing price of the common stock on the date the note was issued.

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

In August 2011, the Company sold 250,000 shares of its restricted common stock to an accredited investor through a private placement.  Net proceeds received by the Company were $12,500.

Stock issued for Notes:

In July 2011 the Company issued 4,000,000 shares of its restricted common stock in consideration for convertible notes with a principal of $200,000 and accrued interest of $11,819.

In August 2011, the Company issued 1,000,000 shares of its restricted common stock in consideration for convertible notes with a principal of $50,000 and accrued interest of $2,979.

Stock issued for Services:

In January 2011 the Company issued 2,782,817 shares of restricted stock for services.  Of the total, 1,500,000 shares were issued to directors of the Company and 1,282,817 shares were issued to consultants.  These shares are fully vested and non-forfeitable.  The Company valued these share issuances at $55,656 which it expensed during the period ended February 28, 2011.  The valuation was based on the closing price of $0.02 per share on the date of grant.

In June 2011, the Company issued 400,000 shares of restricted stock for services.  These shares are fully vested and non-forfeitable.  The Company valued these shares issuances at $20,000 which was expensed during the current period.  The valuation was based on the closing price of $0.05 per share on the date of the grant.

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

 (10)

Commitments and Contingencies

The Company is making payments of $7,500 per month under an agreement reached to retire the amount owed to Riverwoods Medical Arts for the offices which it vacated.  At August 31, 2011, there is a balance of approximately $56,031 owing under this agreement.

The Company has also accrued $120,000 in fees to be paid to a director contingent upon the Company achieving profitability.

(11)

Subsequent Events

In September 2011 the Company signed two license agreements with Equity Labs Inc. for the manufacture and sale of its topical products.  The first license agreement is an exclusive license for an acne product; the second license agreement is a non-exclusive license for a line of personal care products.

In November 2011 the Company agreed to assume liability for $175,000 of a $500,000 convertible note issued by a director of the Company.  The $175,000 assumed was in exchange for an equivalent $175,000 which the Company owed to the director at August 31, 2011.  The note carries an interest rate of ten percent and has a maturity date of December 1, 2014.  At the option of the Note Holder, the principal and interest may be converted into restricted common stock of the Company at a conversion rate of $0.03 per share.

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

There are significant markets for topical nitric oxide producing products, including use on non-healing wounds (diabetic ulcers, etc.) and skin care (acne, rashes, abrasions, etc.).  For use on non-healing wounds, nitric oxide producing topical products will, with their vasodilator properties, support blood flow to the wound area and support collagen growth, with their anti-inflammatory properties they will reduce inflammation in the wound area, and with their antibacterial properties, support the body in clearing the wound area of infection.  We are currently working with a wound care clinic to finalize the procedures for use on non-healing wounds.  It is anticipated that revenues will begin to be generated from these topical nitric oxide producing products during the fourth quarter of 2011.

Results of Operations

The following table presents our results of operations for the three and nine months ended August 31, 2011, and August 31, 2010:

	For the Three Months		For the Nine Months
	Ended		Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
Research and development	365,964	192,560	529,014	646,393
General and administrative	99,487	131,810	319,963	434,661
Gain (Loss) on disposal of asset	-	-	-	6,140

Total operating expenses	465,451	324,370	848,977	1,087,194

Net income (loss) from operations	(465,451)	(324,370)	(848,977)	(1,087,194)

Other income (expense):
Interest expense	(5,979)	(7,243)	(19,827)	(19,900)
Total other income (expense), net	(5,979)	(7,243)	(19,827)	(19,900)
Provision for income tax	-	-	-	100

Net income (loss)	$(471,430)	$(331,613)	$(868,804)	$(1,107,194)

For the Three Months Ended August 31, 2011 and 2010

During the three-month period ended August 31, 2011, we had a net loss of $471,430.  This compares to a net loss of $331,613 for the comparable period ended August 31, 2010.  Net loss per common share for these periods was $(.01) and $(.01), respectively.

Research and development (“R&D”) expenses were $365,964 and $192,560, respectively, for the three-month periods ended August 31, 2011 and 2010, an increase of $173,404.   The increase results primarily from increases in consulting fees, offset in part by reductions in stock-based compensation, advisory board fees, building rent, salaries and benefits, and smaller reductions in a number of other expense categories. Consulting fees will continue at a high level as work to finalize the controller module for the nitric oxide generator continues during the fourth quarter. As the documentation, preparation and regulatory work for FDA approval intensifies, R&D expenses are expected to grow in future periods.

General and administrative (“G&A”) expenses were $99,487 and $131,810, respectively, for the three-month periods ended August 31, 2011 and 2010.  The decrease of $32,323 resulted primarily from reductions in stock-based compensation charges, offset by smaller increases and decreases in a number of other expense categories.  We expect that for the remainder of 2011, general and administrative expenses will be somewhat higher than those experienced for the current quarter.

Total other expense was $5,979 in the three-month period ended August 31, 2011 compared to other expense of $7,243 for the three-month period ended August 31, 2010.  The $1,264 decrease resulted from a part of the loans payable and their related interest being converted into restricted common stock during the period.

For the Nine Months Ended August 31, 2011 and 2010

During the nine-month period ended August 31, 2011, we had a net loss of $868,804.  This compares to a net loss of $1,107,194 for the comparable period ended August 31, 2010.  Net loss per common share for these periods was $(.01) and $(.02), respectively.

R&D expenses were $529,014 and $646,393, respectively, for the nine-month periods ended August 31, 2011 and 2010, a decrease of $117,379.   The decrease in research and development expenditures results from reductions in consulting and advisory fees, stock-based compensation, building rent, salaries and travel expenses.  We expect that as the work to finalize the analyzer intensifies, R&D expenses will increase in the remaining period of 2011.

G&A expenses were $319,963 and $434,661, respectively, for the nine-month periods ended August 31, 2011 and 2010.  The $114,698 decrease results from decreases in stock-based compensation charges, legal fees and building rent, offset in part by increases in directors fees, consulting fees and smaller increases and decreases in a number of other accounts.  It is expected that expenses for the final quarter of the year will be somewhat higher than those levels experienced to date.

Total other expense was $19,827 in the nine-month period ended August 31, 2011 compared to other expense of $19,900 for the nine-month period ended August 31, 2010.  These are interest expenses related to the loans payable the Company secured to provide operating funds.

Financial Position

We had $3,598 in cash and cash equivalents as of August 31, 2011, representing a decrease of $23,569 from November 30, 2010.  Working capital as of August 31, 2011, was a deficit of $1,246,368 compared to a deficit of $1,246,202 as of November 30, 2010.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of our equity securities. Net cash of $177,217 was used for operating activities during the nine months ended August 31, 2011, a decrease of $430,370 as compared to the $607,587 used during the same period ended August 31, 2010.  Also, during the nine months ended August 31, 2011, net cash of $21,170 was used for the purchase of intangible assets.  This compares with $21,310 used for the purchase of intangible assets and computer equipment for the same period ended August 31, 2010.   As of August 31, 2011, our current liabilities totaled $1,252,032, and we had a working capital deficit of $1,246,368.  As of August 31, 2011, we had no long-term debt obligations.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete development work, the cost of bringing our nitric oxide generator and nitric oxide tablets to commercial viability, the costs associated with obtaining FDA approval, the timing of the market launches of our products and the level of sales of those products when introduced into the market place.  As of August 31, 2011, we had accounts payable and accrued liabilities totaling $1,252,032.  At August 31, 2011, we had cash and cash equivalents of $3,598.  We know that existing cash and cash equivalents will not be sufficient to execute our business plan, or to meet our cash requirements during the next 12 months, and we are currently actively working to raise additional funds.  However, there can be no assurance that additional funding will be available on favorable terms, if at all.  If we fail to obtain additional funding when needed, our business and financial condition may be adversely affected.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief/Principal Financial Officer determined whether the information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer and Chief/Principal Financial Officer to allow for timely decisions regarding required disclosure of material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  As the information was not communicated in such manner, we were unable to file our quarterly report timely.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief/Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

               On August 22, 2011, the Company received notice of a suit filed in the Fourth District Court in the State of Utah by a former employee.  The action alleges unpaid wages of $23,752.35 and seeks damages for loss of medical insurance benefits.  The Company filed an answer on September 15, 2011, denying the allegations made.

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

31.1

Certification of Dale L. Fillmore under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Keith L. Merrell under Section 302 of the Sarbanes-Oxley Act of 2002.

32

          Certification of Dale L. Fillmore and Keith L. Merrell pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 23, 2011	GENOSYS, INC. By /s/ Dale L. Fillmore _ Dale L. Fillmore Chief Executive Officer, Director (Principal Executive Officer)
Date: November 23, 2011	By /s/ Keith L. Merrell _ Keith L. Merrell Chief Financial Officer and Treasurer (Principal Financial Officer)